Form 10-K
period 2022-12-31
Adamis Pharmaceuticals Corp
filed 2023-03-16
CIK 887247

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2022

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-26372

ADAMIS PHARMACEUTICALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11682 El Camino Real, Suite 300, San Diego, CA 92130
(Address of Principal Executive Offices) (zip code)

Registrant’s telephone number, including area code: (858) 997-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ADMP	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐  NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2022, was $ 74,359,656.

At March 13, 2023, the Company had 149,983,265 shares outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be part of this report.

ADAMIS PHARMACEUTICALS CORPORATION

i

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, strategy and plans, are forward-looking statements within the meaning of the federal securities laws and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about the following matters: our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our sources and uses of cash; our liquidity needs; any future planned clinical trials or research and development activities; product development timelines; anticipated dates for commercial introduction of products; our future products; our expectations concerning regulatory matters and the timing of regulatory approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; and other statements concerning our future operations and activities. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report.

The following factors, among others, could cause our future results and financial performance to differ materially from that expressed in forward-looking statements in this Report:

●	our ability to continue as a going concern and ability to raise needed additional capital;
●	the commercial success of our SYMJEPI™ (epinephrine) Injection 0.3mg and 0.15 mg products, our ZIMHI™ (naloxone HCL Injection, USP) 5 mg/0.5 mL product, and amounts that we may receive with respect to sales of such products;
●	future actions by the FDA and other regulatory agencies regarding our product candidates and our regulatory filings relating to our product candidates;
●	the success of product research and development programs that we may undertake in the future;
●	our future development plans concerning our product candidates, and future planned preclinical or clinical trials for our product candidates, including the timing of initiation of these trials, the timing of progress of those trials, anticipated completion dates of trials, and the results of any such trials;
●	our ability to enter into collaborations and agreements for the development and commercialization of our products and product candidates, and the potential benefits of any future commercialization or collaboration agreements with third parties;
●	regulatory and personnel issues;
●	our ability to generate significant revenues;
●	competition and market developments;
●	our ability to protect our intellectual property from infringement by third parties;
●	the extent and enforceability of intellectual property rights protections afforded by patents and patent applications that we own or have licensed;
●	regulatory and health reform legislation and regulations;
●	the introduction of technological innovations or new commercial products by our competitors, and competitive developments in the relevant markets;
●	the outcome of any legal proceedings in which we are involved or in which we may in the future become involved, including without limitation ongoing investigations by the U.S. Attorney’s Office for the Southern District of New York and the Securities and Exchange Commission;
●	the effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic;
●	our ability to complete our previously announced proposed merger transaction with DMK Pharmaceuticals Corporation (“DMK”), see “Business – Recent Developments”; and
●	other risks and uncertainties detailed from time to time in our SEC filings, including without limitation the risk factors referred to in this Report under the heading “Risk Factors.”

In addition, many forward-looking statements concerning our anticipated future business activities assume that we have sufficient funding to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we will require additional funding in the near future to continue operations, and there are no assurances that such funding will be available if needed. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-K, including, without limitation, under the headings “Item 1A. Risk Factors,” “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

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

Summary of Material Risks Associated With Our Business

 Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

●	There is substantial doubt about our ability to continue as a going concern. We have incurred significant losses since our inception, anticipate that we will continue to incur losses in 2023, and may continue to incur losses in the future. We may never achieve or sustain profitability.
●	Statements in this Report concerning our future plans and operations are dependent on our having adequate funding and the absence of unexpected delays or adverse developments. We will require additional funding in the near term as well as thereafter to fund our ongoing operations, satisfy our obligations and liabilities, and conduct our business. As of the date of this Report, we have a limited number of authorized shares available for issuance in any funding transaction involving issuance of equity securities. We may not be able to obtain required funding, which could force us to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection. Even if we obtain financing or engage in a strategic transaction, the terms of such financing or transaction could result in significant dilution to our stockholders.
●	Our proposed merger transaction with DMK Pharmaceuticals Corporation is subject to a number of risks and uncertainties. Failure to complete, or delays in completing, the proposed merger transaction with DMK could materially and adversely affect Adamis’ results of operations, business, financial condition and/or stock price.
●	We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.
●	We could experience delays in the commencement or completion of clinical testing of product candidates that we may decide to pursue development in the future, which could result in increased costs and delays and adversely affect our business and financial condition. An unsuccessful outcome in any future clinical trial that we may determine to undertake could have a material adverse effect on our business, financial conditions and results of operations.
●	We are subject to the risk of lawsuits or other legal proceedings.
●	We are subject to substantial government regulation and are impacted by state and federal statutes and regulations, which could materially adversely affect our business. We may encounter difficulties or delays in applying for or obtaining regulatory approval for product candidates that we may develop in the future. If we do not receive required regulatory approvals for our products, we may not be able to develop and commercialize our products or technologies.
●	Even if they are approved and commercialized, our products may not be able to compete effectively with other products targeting similar markets.
●	Our failure to adequately protect or to enforce our intellectual property rights or secure rights to third party patents could materially harm our proprietary position in the marketplace or prevent the commercialization of our products. We may become involved in patent litigation or other intellectual property proceedings, which could result in liability for damages and have a material adverse effect on our business and financial position.
●	We borrowed funds pursuant to the Paycheck Protection Program (“PPP”). Even with respect to PPP loans that have been forgiven pursuant to the program, we remain subject to review and audit in connection with such loans. We could be required to return or repay the full amount of our first PPP Loan and could be subject to fines or penalties, which could be material.
●	The COVID-19 pandemic has adversely affected and may continue to adversely affect our business, results of operations and financial condition.
●	If there are injuries or deaths associated with use of our products, or if there is a product recall affecting one or more of our products, we may be exposed to significant liabilities. In the event of adverse events or deaths associated with our products, we could become subject to product and professional liability lawsuits or other claims or proceedings.
●	Our US Compounding Inc. subsidiary, or USC, which is registered as a human drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, is subject to many federal, state and local laws, regulations, and administrative practices. Effective as of July 30, 2021, we entered into an asset purchase agreement pursuant to which we sold and transferred certain assets of USC related to its human compounding pharmaceutical business. The remaining operations and business of USC have been wound down, remaining assets relating to USC’s business have been or will be sold or otherwise disposed of, and USC is no longer selling compounded pharmaceutical or veterinary products. Nevertheless, USC and we could become involved in proceedings with the FDA or other federal or state regulatory authorities alleging non-compliance with applicable federal or state regulatory legal requirements, or in other legal proceedings relating to the winding down of USC’s business, which could adversely affect our business, financial condition and results of operations.
●	Changes in healthcare laws could adversely affect the ability or willingness of customers to purchase our products and, as a result, adversely impact our business and financial results.
●	We have received grand jury subpoenas issued in connection with a criminal investigation. As we have previously disclosed, on May 11, 2021, each of the company and our USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office, or USAO, for the Southern District of New York issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the board of directors, or the Board, engaged outside counsel to conduct an independent internal investigation to review these and other matters. The company has also received requests from the Securities and Exchange Commission, or the SEC, that the company voluntarily provide documents and information in connection with the SEC’s investigation relating to certain matters including matters arising from the subject matter of the subpoenas from the USAO. The company has produced and will continue to produce and provide documents in response to the subpoenas and requests. The company intends to continue cooperating with the USAO and the SEC. As of the date of this Report, the company is unable to predict the duration, scope, or final outcome of the investigations by the USAO, SEC, or other agencies; what, if any, proceedings the USAO, SEC, or other federal or state authorities may initiate; what, if any, penalties, payments by the company, remedies or remedial measures may result from the foregoing investigations; or what, if any, impact the foregoing matters may have on the company’s business, financial condition, previously reported financial results, financial results included or incorporated by reference herein, or future financial results. We or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas. We could receive additional requests from the USAO, SEC, or other authorities, which may require further investigation. There can be no assurance that any resolution of these matters and investigations with the USAO or SEC will not have an unfavorable or adverse outcome to the company. The foregoing matters have diverted and may continue to divert management’s attention, have caused the company to suffer reputational harm, have required and will continue to require the company to devote significant financial resources, could subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, penalties, payments, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and adversely affect the company’s business, previously reported financial results, financial results included or incorporated by reference herein, or future financial results. The occurrence of any of these events could have a material adverse effect on our, and the combined company’s business, financial condition and results of operations.
●	We identified a material weakness in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021. If we fail to effectively remediate material weaknesses in our internal control over financial reporting, it could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner and could lead to additional risks and uncertainties, including loss of investor confidence, legal investigations or proceedings, and negative impacts on our business, financial condition and stock price.
●	Our business depends on complex information systems, and any failure to successfully maintain these systems or implement new systems to handle our changing needs could materially harm our operations. Cybersecurity or other system failures could disrupt our business, result in liabilities, and adversely affect our business, financial condition and results of operations.
●	Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.
●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets.

iii

PART I

ITEM 1.	BUSINESS

Company Overview

Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease.  Our products in the allergy, respiratory, and opioid overdose markets include: SYMJEPI (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; SYMJEPI (epinephrine) Injection 0.15mg, which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; and ZIMHI (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the FDA in October 2021 for the treatment of opioid overdose.  In June 2020, we entered into a license agreement with a third party entity to license rights under patents, patent applications and related know-how of licensor relating to Tempol, an investigational drug. As previously disclosed in our filings with the SEC, in September 2021 we commenced patient dosing in a Phase 2/3 clinical trial to examine the safety and efficacy of Tempol in COVID-19 patients. The Data Safety Monitoring Board, or DSMB, overseeing the Phase 2/3 clinical trial met in March and June 2022 to evaluate interim clinical and safety data and, following its evaluation, recommended that the study continue as planned. On September 21, 2022, we announced that the DSMB’s third interim analysis of the Phase 2/3 clinical trial, which was the first interim review where the DSMB evaluated the primary efficacy endpoint, determined that the trial did not achieve its primary endpoint and recommended that the study be halted early due to lack of efficacy. Based on the recommendation from the DSMB, we halted the trial and have stopped further development of Tempol.

On October 3, 2022, we announced that we initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value, and that we intended to pursue expense reduction measures. Such measures included, without limitation, employee headcount reductions and reduction or discontinuation of certain product development programs. We engaged the investment bank Raymond James & Associates, Inc. to act as strategic advisor to assist us in evaluating certain alternatives.

Recent Developments

On February 27, 2023, we announced we had entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated as of February 24, 2023, with DMK Pharmaceuticals Corporation (“DMK”), a New Jersey corporation, and Aardvark Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Adamis (“Merger Sub”). Under the terms of and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of certain matters relating to the transaction by the company’s stockholders and DMK’s stockholders, DMK will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly-owned subsidiary of Adamis. DMK Pharmaceuticals is a clinical stage neuro-biotechnology company focused on the development and commercialization of products for the treatment of a variety of neuro-based disorders with significant unmet medical needs. The current DMK product candidates have been selected and developed from a proprietary portfolio of small molecule neuropeptide analogues and include product candidates for the treatment of opioid use disorder, chronic pain, Parkinson’s disease, and bladder problems.

At the effective time of the Merger (the “Effective Time”), each share of common stock of DMK (other than dissenting shares, if any) will generally be converted into the right to receive a number of shares of Adamis common stock (“Common Stock”) equal to the exchange ratio as defined in the Merger Agreement and described below; however, if a DMK shareholder’s receipt of such shares would result in the shareholder’s beneficial ownership of Common Stock exceeding a certain percentage limit specified in the Merger Agreement, then the shareholder will, in lieu of receiving shares of Common Stock in excess of such beneficial ownership limit, receive shares of a new series of Adamis convertible preferred stock (the “Series Preferred”) that is generally convertible into the number of shares of Common Stock that the stockholder would have been entitled to receive in excess of such beneficial ownership limit, but that is subject to certain beneficial ownership limitations on conversion and voting rights (the shares of Common Stock and Series Preferred that are issuable pursuant to the Merger Agreement, sometimes referred to as the “Merger Consideration Shares”). The number of shares of Common Stock that will be issuable (including upon conversion of shares of Series Preferred issuable in the transaction without regard to beneficial ownership conversion limitations) to holders of outstanding shares of DMK common stock (other than holders, if any, of dissenting shares) will be determined by dividing $27,000,000 by the average closing prices of the Common Stock for the five trading days ending one trading day before the Effective Time (adjusted to give effect to the reverse stock split of the Common Stock); and the exchange ratio will be determined by dividing such number of shares by the number of outstanding DMK shares of common stock immediately before the Effective Time. Notwithstanding the foregoing, the Merger Agreement also provides that if the foregoing calculation of the total number of shares of Common Stock issuable to DMK stockholders (including shares issuable upon conversion of the Series Preferred without regarding to beneficial ownership conversion limitations) would result in the holders of Common Stock immediately before the Effective Time owning less than a majority of the total number of post-merger outstanding shares of Common Stock (including shares issuable upon exercise of assumed DMK stock options) after the Effective Time (the “Adamis Percentage Threshold”), then the number of Adamis shares issuable to the DMK stockholder pursuant to the Merger (and with respect to the Series Preferred determined on an as-converted basis) will be a number such that the holders of Common Stock immediately before the Effective Time hold a number of shares of Common Stock immediately after the Effective Time equal to the Adamis Percentage Threshold.

As contemplated by the Merger Agreement, Adamis intends to hold a special meeting of its stockholders and seek the approval of its stockholders to, among other things, vote on certain proposals the approval of which is necessary in order to effect the transaction, including a proposal to (a) issue the Merger Consideration Shares issuable in connection with the Merger, pursuant to the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and (b) amend the company’s restated certificate of incorporation to effect a reverse stock split of the Common Stock, in a ratio to be set by the Adamis board of directors and, assuming the issuance of Merger Consideration Shares is approved and other closing conditions described in the Merger Agreement are satisfied, determined prior to the closing of the Merger. The reverse stock split is intended to provide sufficient shares in order to complete the transactions contemplated by the Merger Agreement as well as to increase the trading prices of the company’s common stock in order to satisfy the minimum bid price requirements for continued listing of the Common Stock on the Nasdaq Capital Market.

4

The Merger Agreement contains a number of customary representations, warranties, and covenants of both parties, including, among others, covenants relating to (1) taking all action necessary to allow the respective companies’ stockholders to vote on proposals relating to the Merger, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, and (4) Adamis filing with the SEC after the closing of the Merger a registration statement or prospectus supplement covering the resale of shares of Adamis Common Stock that will be issued or issuable in connection with the Merger (the “Registration Statement”). The Merger Agreement provides that Adamis will pay certain actual, out-of-pocket transaction expenses incurred by DMK in connection with the transaction.

The Merger Agreement may be terminated by either party under certain circumstances, including, among others: (i) if the Merger has not been completed by June 30, 2023; (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the closing; (iii) if the company’s or DMK’s stockholders fail to approve the proposals required to complete the transaction; (iv) upon a material uncured breach by the other party that would result in a failure of the conditions to the closing; or (v) upon the occurrence of certain other triggering events as defined in the Merger Agreement.

Following the closing of the Merger, the company’s executive officers are expected to include officers from the company and DMK. Ebrahim (Eboo) Versi, M.D., Ph.D., the co-founder and chief executive officer of DMK, is expected to become chief executive officer of the company; David J. Marguglio, the current chief executive officer and President of Adamis, is expected to continue as President of the company; and David C. Benedicto is expected to continue as the chief financial officer of the company.

The Merger Agreement provides that the board of directors of the company after completion of the Merger will consist of two directors designated by DMK, and three directors designated by the company which are expected to be three of the current Adamis independent directors. Immediately after the closing of the Merger, it is expected that the Board will be comprised of Howard C. Birndorf, Meera J. Desai, Ph.D. and Vickie Reed, who are currently serving as independent directors of the company, as well as Dr. Versi and Jannine Versi, as the designees of DMK, with Dr. Versi serving as Chair of the Board.

The transaction was approved by the boards of directors of both companies. Subject to a number of potential uncertainties, including without limitation the preparation and filing of a preliminary and definitive proxy statement with the SEC, the approval of DMK’s and Adamis’ respective stockholders of proposals relating to the Merger transaction, and the satisfaction of other closing conditions, Adamis anticipates that the transaction will close during the second quarter of 2023. However there can be no assurances that the Merger transaction will be completed or concerning the timing of any such closing.

Support Agreement

Concurrently with the execution of the Merger Agreement, the principal stockholder of DMK (solely in its capacity as a DMK stockholder), holding in excess of approximately 95% of the currently outstanding shares of DMK capital stock, has entered into a support agreement with Adamis, DMK, and Merger Sub to vote all of the shares of DMK capital stock held by the stockholder in favor of adoption of the Merger Agreement and against any alternative acquisition proposals (the “Support Agreement”).

Other

The Merger Agreement and form of Support Agreement are attached as exhibits to the company’s Current Report on Form 8-K filed with the SEC on February 27, 2023. The foregoing descriptions of these documents do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement and the Support Agreement, which are incorporated herein by reference. The Merger Agreement was attached as an exhibit to such Form 8-K to provide investors and securityholders with information regarding its terms. It is not intended to provide any other factual information about Adamis or DMK or to modify or supplement any factual disclosures about the company in its public reports filed with the SEC. The assertions embodied in the representations and warranties contained in the Merger Agreement were made solely for the purpose of the Merger Agreement and solely for the benefit of the parties thereto in connection with the negotiated terms of the Merger Agreement.  Moreover, certain representations and warranties contained in the Merger Agreement were made as of a specified date, may have been made for the purposes of allocating contractual risk between the parties to the Merger Agreement, and may be subject to contractual standards of materiality different from what might be viewed as material to the company’s stockholders. Accordingly, the representations and warranties in the Merger Agreement should not be relied on by any persons as characterizations of the actual state of facts and circumstances of the company or DMK at the time they were made and should be considered in conjunction with the entirety of the factual disclosure about the company in the company’s public reports filed with the SEC. Information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the company’s public disclosures. The Merger Agreement should not be read alone, but should instead be read in conjunction with other information regarding the company.

Anaphylaxis; SYMJEPI; Epinephrine Injection Pre-Filled Single Dose Syringe

The American Academy of Allergy Asthma and Immunology, or AAAAI, defines anaphylaxis as a serious life-threatening allergic reaction. The most common anaphylactic reactions are to foods, insect stings, medications and latex. According to information published by AAAAI reporting on findings from a 2009-2010 study, up to 8% of U.S. children under the age of 18 had a food allergy, and approximately 38% of those with a food allergy had a history of severe reactions. Anaphylaxis requires immediate medical treatment, with epinephrine as the first course of treatment to open airways and maintain blood pressure.

We estimate that sales of prescription epinephrine products in 2022 were more than approximately $1.75 billion in 2022, based on assumptions and estimates using industry data. While we cannot provide any assurances concerning any possible future rates of annual growth or whether annual prescription sales will decline or grow, we believe that the epinephrine market has the potential to grow in the future, based in part on the prevalence of medical conditions, such as anaphylaxis, cardiovascular diseases, respiratory diseases (asthma), and the increased awareness about the treatment options for the management of these diseases. The market for prescription epinephrine products is competitive, and a number of factors have resulted in, and could continue to result in, downward pressure on the pricing of, and revenues from sales of, our SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg prescription epinephrine products. Our SYMJEPI (epinephrine) Injection 0.15mg and 0.3mg products allow users to administer a pre-measured epinephrine dose quickly with a device that we believe, based on human factors studies, to be intuitive to use.

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

On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level. The four lots were recalled due to the potential clogging of the needle preventing the dispensing of epinephrine. The recall was conducted with the knowledge of the FDA and USWM handled the entire recall process for the company, with company oversight. As of the date of this Report, neither USWM nor we have received, or are aware of, any adverse events related to this recall.

SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. For the manufacture of SYMJEPI, the company utilizes “Ready-to-Fill,” or RTF, syringes that consist of a pre-assembled glass syringe barrel with a staked-in stainless steel needle. On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level. The four lots were recalled due to the potential clogging of the needle preventing the dispensing of epinephrine. The recall was conducted with the knowledge of the FDA and USWM handled the entire recall process for the company, with company oversight. As of the date of this Report, neither USWM nor we have received, or are aware of, any adverse events related to this recall. SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. For the manufacture of SYMJEPI, the company utilizes “Ready-to-Fill,” or RTF, syringes that consist of a pre-assembled glass syringe barrel with a staked-in stainless steel needle. During routine inspection of epinephrine pre-filled syringe batches, a small number of syringes with clogged needles were identified. An initial investigation suggested a syringe component issue as the likely cause of the observed needle clogging. Catalent’s investigation determined the steel used in a stainless steel needle batch as the root cause for the clogged syringes observed. The company and the manufacturer have developed corrective and preventive actions. New RTF syringes, which used a different batch of steel for their needles, were sourced and Catalent has resumed manufacturing of SYMJEPI at its Belgium facility. However, we have not reviewed data that would permit us to release this latest batch. While we are committed to returning SYMJEPI to the market, as of the date of this Report we believe it is unlikely that SYMJEPI will be relaunched and commercially available during the first half of 2023. The company may be able to be reimbursed by certain third parties for some of the costs of the recall under the terms of its manufacturing agreements, but there are no assurances regarding the amount or the timing of any such recovery. On February 8, 2023, we received notice from the FDA that the FDA considers the voluntary recall of our SYMJEPI products to be terminated.

Opioid Overdose

ZIMHI (naloxone Injection)

Naloxone is an opioid antagonist used to treat narcotic overdoses. Naloxone, which is generally considered the drug of choice for immediate administration for opioid overdose, blocks or reverses the effects of the opioid, including extreme drowsiness, slowed breathing, or loss of consciousness. Common opioids include morphine, heroin, tramadol, oxycodone, hydrocodone and fentanyl.

The Centers for Disease Control and Prevention (CDC) stated in that in 2020 more than 932,000 people have died since 1999. Additional statistics published by the CDC, report that drug overdoses resulted in approximately 107,764 deaths in the United States during the 12-month period ending March 2022, which was an 11% increase over the prior 12-month period.  Overdose deaths involving opioids (including both prescription and synthetic) are now the leading cause of death for Americans under age 50, with more powerful synthetic opioids, like fentanyl and its analogues, responsible for the largest number of those deaths. In June 2021, the National Institute on Drug Abuse; National Institutes of Health; U.S. Department of Health and Human Services, published the policy brief, “Naloxone for Opioid Overdose: Life-Saving Science”, which reported that statistical modeling suggests that high rates of naloxone distribution among laypersons and emergency personnel could avert 21 percent of opioid deaths. The brief also stated that overdoses involving highly potent synthetic opioids such as fentanyl or large quantities of opioids may require multiple doses of naloxone. And, if respiratory function does not improve, naloxone doses may be repeated every two to three hours.

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

Tempol

On June 12, 2020, we entered into a license agreement with a third party, or the Licensor, to license rights under certain patents, patent applications and related know-how of Licensor relating to Tempol, an investigational drug.  The exclusive license included the worldwide use under the licensed patent rights and related rights for the fields of COVID-19 infection, as well as certain other indications. Tempol is a redox cycling nitroxide that promotes the metabolism of many reactive oxygen species and improves nitric oxide bioavailability.  It has been studied extensively in animal models of oxidative stress and inflammation.  Overall, Tempol acts as both a super-oxide dismutase mimetic and also has demonstrated anti-inflammatory, anticoagulant activity and antiviral activity.  Inflammation and oxidative stress occur in various disease states including COVID-19.  Tempol has been shown to have antiviral activity against the virus that causes COVID-19 in-vitro.

 In January 2021, we submitted an IND to the FDA for the investigational use and proposed Phase 2/3 clinical trial of Tempol for the treatment of COVID-19, with the goal of the study to examine the safety and activity of Tempol in COVID-19 patients early in the infection.  In addition to safety, the study examined markers of inflammation and the rate of hospitalization for patients taking Tempol versus placebo early in COVID-19 infection.  We commenced Phase 2/3 clinical trial start-up activities to examine the safety and efficacy of Tempol in COVID-19 patients early in the infection and on September 2, 2021, we announced the initiation of patient dosing in the trial. The Data Safety Monitoring Board, or DSMB, overseeing the Phase 2/3 clinical trial, which is composed of infectious disease experts that oversee and review the safety and efficacy of the trial, met in March and June 2022 to evaluate interim clinical and safety data and, following its evaluation, recommended that the study continue as planned. During the trial and interim review process, the company did not have access to unblinded trial data and did not have access to unblinded data until the final study data was compiled and reviewed. On September 21, 2022, we announced that the DSMB’s third interim analysis of the Phase 2/3 clinical trial, which was the first interim review where the DSMB evaluated the primary efficacy endpoint, determined that the trial did not achieve its primary endpoint, as measured by comparing the rate of sustained clinical resolution of symptoms of COVID-19 at day 14 of Tempol versus placebo, and recommended that the study be halted early due to lack of efficacy. Based on the recommendation from the DSMB, we have halted the trial and have stopped further development of Tempol.

On October 27, 2022, we received a communication from the Licensor asserting that the license agreement between the Licensor and us relating to Tempol has terminated by virtue of alleged noncompliance by us with certain financial covenants contained in the agreement. We dispute, and do not agree, that the agreement has terminated. We are also evaluating potential claims against the Licensor including possible breach of its obligations under the agreement, and we intend to vigorously defend our rights relating to the agreement.  In any event, we do not believe that the agreement or any termination of the agreement is material to the Company’s current or presently anticipated future business, financial conditions or results of operations.

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

On July 30, 2021, the company and our USC subsidiary entered into an Asset Purchase Agreement, or the USC Agreement, effective as of July 30, 2021, or the Effective Date, with Fagron Compounding Services, LLC d/b/a Fagron Sterile Services (the “Purchaser”), providing for the sale and transfer by USC and the purchase by the Purchaser, effective as of the Effective Date, of certain assets of USC related to its human compounding pharmaceutical business, or the Business, including certain customer information and information on products sold to such customers by USC, together, the “Book of Business,” including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products, collectively referred to as the “Assets.”  Purchaser could use the Book of Business, including to secure customers for its products and services.  The Purchaser did not assume any liabilities of USC, and the transaction did not include the sale or transfer of any USC equipment, buildings or real property, or other USC assets. The Purchaser made monthly payments to us based on formulas related to the amounts actually collected by the Purchaser or its affiliates for sales of products or services made to certain customers included in the Book of Business during the 12-month period following the Effective Date, or the “Payment Term.” As of December 31, 2022, the total amount received in connection with this purchase agreement was approximately $5.5 million. At December 31, 2022, the remaining receivable from Fagron was approximately $31,000. In connection with the transaction, the company accrued a $700,000 liability for a transaction fee payable to a financial advisor as of December 31, 2021, which was paid in 2022.

In light of a number of factors including the sale of assets to the Purchaser pursuant to the USC Agreement, in August 2021 the Board approved a restructuring process of winding down the remaining operations and business of USC and selling, transferring or disposing of the remaining assets of USC.  Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer selling products or engaged in active business activities.  As of December 31, 2022, the remaining USC assets to be sold include additional equipment, real property, and a building. The winding down included, without limitation, the termination of USC’s veterinary business and USC sales to veterinary customers; the termination of employment of all employees engaged in the USC business (except as determined to be necessary or appropriate in connection with resolving matters relating to the winding down of USC’s business), and providing such notices and making such payments as the officers of the company determine are necessary or appropriate; the sale or other disposition from time to time of the remaining equipment, real property, buildings and tangible and intangible assets relating to USC’s business that are unrelated to the USC Agreement; the termination, assignment or other resolution of agreements with third parties relating to the USC business; making regulatory filings and taking appropriate actions with federal and state regulatory authorities in connection with the winding down and winding up of USC’s business; and taking such other actions as the officers of the company or USC (as appropriate) determine are necessary or appropriate in connection with the winding down and winding up of the remaining business, operations and assets of USC.

In connection with the winding down of the USC business, we incurred significant expenses and made a number of payments.  The substantial majority of cash payments related to personnel-related restructuring charges, including without limitation costs associated with providing termination payments to USC employees, employee salaries and incentive payments during a transition period after the effective date of the sale of the Assets pursuant to the USC Agreement, severance or other termination benefits or payments in connection with workforce reduction and termination of employment, and payments pursuant to retention agreements or incentive agreements with certain employees, were made during the third and fourth quarters of 2021 and were approximately $1.6 million.  In addition, as part of the winding down of USC’s business, we have incurred other costs.  We also expect to incur commissions and other costs associated with the sale or other disposition of certain USC tangible assets such as building, property and certain equipment. As of December 31, 2022, the company has received approximately $318,000 in cash related to the disposition of USC assets held for sale.

As a result of the transactions contemplated by the USC Agreement and the restructuring activities described above, the company’s financial results for the third and fourth quarters of 2021 include approximately $8.6 million for the impairment charges of inventory, fixed assets, intangibles, goodwill and right of use assets. In the fourth quarter of 2022, the Company further impaired USC assets for sale by approximately $0.2 million to reduce the net book value of remaining unsold equipment to $0 as the sale of the remaining equipment is not certain. No further impairment has been taken on the USC building as its recent appraisal supports its recorded net book value and the property is actively being marketed at the appraised value. While interest has been expressed for the property, as of the date of this Report, the company has not received a definitive offer to purchase the property. The impairment charges that the company incurred and expects to incur in connection with the matters described above are subject to a number of assumptions, and the actual amount of impairment charges may differ materially from those estimated by the company.  In addition, the company may determine in the future that additional impairments of assets are appropriate in connection with the matters described above.

Clinical Supplies and Manufacturing

We have no in-house manufacturing or distribution capabilities and have no current plans to establish manufacturing facilities for significant clinical or commercial production.  We rely on third-party contract manufacturers to manufacture our products and make the material used to support the development of product candidates that we may determine to develop.  Our third-party manufacturers are subject to extensive governmental regulations.  The FDA mandates that drugs be manufactured, packaged and labeled in conformity with current good manufacturing practices, or cGMP, regulations.  In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that their services and products meet applicable specifications and other requirements.  We intend to continue to outsource the manufacture and distribution of our products for the foreseeable future, and we believe this manufacturing strategy will enable us to direct our financial resources to development of products without devoting the resources and capital required to build cGMP compliant manufacturing facilities.  Our SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg products are manufactured by a third-party manufacturer, Catalent Belgium SA/NV, utilizing materials to complete the manufacturing process obtained from various companies and suppliers.  Our ZIMHI (naloxone) Injection 5 mg product is also manufactured by a third-party manufacturer, Siegfried, Irvine, USA, utilizing materials to complete the manufacturing process obtained from various companies and suppliers. The assembly and final packaging of all our products are implemented by a third-party entity, Phillips-Medisize, LLC. There are potential sources of supply other than our existing suppliers, although new suppliers would be required to qualify under applicable regulatory requirements.

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

The SYMJEPI (epinephrine) Injection 0.3mg and 0.15mg products compete against other self-administered epinephrine products, including EpiPen, EpiPen Jr., Auvi-Q and Adrenaclick.  There has been market and regulatory focus in recent years on the prices to consumers of self-administered epinephrine products, which have exerted downward pressure on the pricing of such products.  The company that markets EpiPen, introduced an authorized generic version of the auto-injector product at a lower price than the EpiPen.  Additionally, in late 2018 a generic, or A/B rated, competitor to EpiPen was approved and launched.  Other competing products have been introduced or prices on existing competing products have been reduced, and if additional competing products are introduced in the future, including additional generic versions of one or more existing spring-loaded auto-injector devices, at lower prices than the current market leading products, the competitive success of our SYMJEPI products could be adversely affected.  The competitive success of our products could also be adversely affected by changes in the willingness of insurance companies and other third-party payors to cover or reimburse some or all of the costs to consumers of our products.  Our ZIMHI high dose naloxone injection product, for opioid overdose, competes with other products in the markets for opioid overdose.

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

We intend to continue to seek appropriate patent protection for product candidates in our research and development programs where applicable and their uses by filing patent applications in the United States and other selected countries.  We intend for these patent applications to cover, where possible, claims for composition of matter, medical uses, processes for preparation and formulations.  As of December 31, 2022, the company had: (i) 28 issued patents in the United States and 7 pending United States patent applications; (ii) 121 issued and 30 pending foreign patent applications, three of which have been allowed, relating to our Symject™ injection device, as well as certain other product candidates and technologies that we are not pursuing, among other things. The issued patents and allowed patents applications are expected to expire between 2023 and 2041, not taking into account any potential patent-term extensions that may be available in the future.

In addition, we licensed certain rights under certain patents, patent applications and related know-how of the Licensor relating to Tempol pursuant to our license agreement with the Licensor.  As disclosed elsewhere in this Report, we have halted all development work relating to Tempol.

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

Additional Regulation

Third-Party Reimbursement

In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third- party payors, principally private health insurance plans, Medicare, or Medicaid, to reimburse the cost of the product and related procedure, with varying degrees of patient cost sharing. Even if a product is approved for marketing by the FDA, there is no assurance that third- party payors will cover the cost of the product and related medical procedures. If they do not, end-users of the product generally would not be eligible for any reimbursement of the cost, and our ability to successfully market any such product would be materially and adversely impacted. The level of reimbursement also varies significantly by payor and setting of care, and inadequate reimbursement also could materially and adversely impact our ability to successfully market our products.

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

The ACA also established: an annual nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates that a manufacturer must pay under the Medicaid Drug Rebate Program. In December 2017, portions of the ACA dealing with the individual mandate insurance requirement were effectively repealed by the Tax Cuts and Jobs Act of 2017, and other aspects of the ACA may be altered or repealed by future legislation. A court challenge to the validity of the ACA failed in June 2021, when the U.S. Supreme Court decided that the plaintiffs in the lawsuit did not have standing to challenge the constitutionality of the individual mandate provisions of the ACA. As of the date of this Report the ACA remains in effect.

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, including several U.S. Congressional inquiries and proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and patient assistance programs, reduce the cost of drugs under federal and state healthcare programs, and reform government program reimbursement methodologies for drugs. In August 2022, Congress enacted the Inflation Reduction Act, or IRA, which includes significant changes to potential Medicare drug product reimbursement, as well as manufacturer rebate and discount obligations.  It is unclear how the IRA will be implemented but will likely have a significant impact on the pharmaceutical industry. The IRA and any changes at the federal or state level to drug pricing or reimbursement policies could affect our ability to successfully commercialize approved products.

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

Outsourcing Facility Regulation

Our compounding business formerly conducted by USC was subject to federal, state and local laws, regulations, and administrative practices, including, among others: requirements relating to federal registration as an outsourcing facility; state and local licensure and registration requirements concerning the operation of outsourcing facilities; HIPAA; ACA and the Health Care and Education Reconciliation Act of 2010; statutes and regulations of the FDA and the U.S. Drug Enforcement Administration, or DEA; and state laws and regulations promulgated by comparable state agencies concerning the preparation, sale, advertisement and promotion of drugs that were sold by USC.  As described elsewhere in this Report, we have ceased the sale of compounding pharmaceutical formulations and are winding down the business of USC, but it is possible that issues could arise in the future relating to our previous activities or the activities of USC under such laws, which could have an adverse impact on our business.  In addition, see “Legal Proceedings” elsewhere in this Report for additional matters relating to our former compounding pharmaceutical formulation business.

Employees and Human Capital Resources

As of December 31, 2022, we had 11 full-time employees and 1 part-time employee, all located in the United States. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

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

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in our consolidated financial statements for the year ended December 31, 2022, included in this Report, we have sustained substantial recurring losses from operations.  In addition, we have used, rather than provided, cash in our continuing operations.  The above conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence.  Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing.  Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to successfully develop and commercialize products, the market acceptance and success of our products and our ability to obtain additional required funding in the near term and thereafter.  If we cannot continue as a viable entity, we might be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection, and our stockholders would likely lose most or all of their investment in us.

We will require additional funding to continue as a going concern.

We incurred significant net losses for the years ended December 31, 2022 and December 31, 2021.  Our continued operations and the development of our business will require additional capital.  Based on our current and anticipated level of operations, we do not believe that our cash, cash equivalents and short-term investments, together with anticipated revenues from operations and amounts that we expect to receive as a result of our sales of assets relating to our former USC business or from other sources, will be sufficient to meet our anticipated operating expenses, liabilities and obligations for at least 12 months from the date of this Report.  We will require additional funds to sustain operations, satisfy our obligations and liabilities, fund our ongoing operations, or for other purposes, and we intend to seek additional funds during 2023. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms.  In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations.  As of the date of this Report, we have a limited number of authorized shares available for issuance in any funding transactions involving the issuance of equity securities. We currently have no available balance in our credit facility or committed sources of capital, and a number of factors may limit or prevent our current ability to access capital markets to obtain any required equity or debt funding.  Delays in obtaining, or the inability to obtain, required funding from revenues relating to sales of our commercial products, debt or equity financings, sales of assets, sales or out-licenses of intellectual property assets, products, product candidates or technologies, or other transactions or sources, would materially and adversely affect our ability to satisfy our current and future liabilities and obligations, and would materially and adversely affect our ability to continue operations.

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

Any statements contained in this Report concerning future events or developments or our future activities, such as concerning research and development activities or regulatory matters, commercial introduction of any products that we may develop in the future, anticipated outcome of any legal proceedings in which we are involved, and other statements concerning our future operations and activities, are forward-looking statements that in each instance assume that we have or are able to obtain sufficient funding to support such activities and continue our operations and satisfy our liability and obligations in a timely manner.  There can be no assurance that this will be the case.  Also, such statements assume that there are no significant unexpected developments or events that delay or prevent such activities from occurring.  Failure to timely obtain any required additional funding, or unexpected developments or events, could delay the occurrence of such events or prevent the events described in any such statements from occurring which could adversely affect our business, financial condition and results of operations.

We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

We incurred significant net losses for the years ended December 31, 2022 and December 31, 2021, as reflected in the financial statements included elsewhere in this Report.  We expect that these losses may continue as we continue our research and development activities, support commercialization of our approved products, and continue to conduct our business.  These losses will cause, among other things, our stockholders’ equity and working capital to decrease.  Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

There can be no assurance that we will be able to generate sufficient product revenue and amounts payable to us under our commercialization agreement relating to our SYMJEPI and ZIMHI products or other commercialization agreements that we may enter into to become profitable at all or on a sustained basis.  We expect to have quarter-to-quarter fluctuations in revenue and expenses, some of which could be significant.  If our products do not achieve market acceptance, we may never become profitable. As we commercialize and market products, we may incur expenses for product marketing and brand awareness and conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, could result in substantial operating losses for the foreseeable future.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have received grand jury subpoenas issued in connection with a criminal investigation and are subject to other investigations.

As we have previously disclosed, on May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. The company has also received requests from the Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters in connection with the SEC’s investigation arising from the subject matter of the subpoenas. The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed. Additionally, on March 16, 2022, we were informed that the Civil Division of the USAO (“Civil Division”) is investigating the company’s Second Draw PPP Loan application disclosed in previous reports. The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter. In June 2022, following the inquiry the company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees. The company intends to continue cooperating with the USAO, SEC, and Civil Division. We have received additional requests for production of documents from the SEC and the USAO, have responded to those requests, and continue to engage in communications with the SEC and the USAO regarding their investigations. Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation. As of the date of this Report, the company is unable to predict the duration, scope, or final outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what penalties, payments, by the company, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; what penalties, payments by the company, remedies or remedial measures the USAO, SEC or other federal or state authorities may require in order to resolve the investigations; or what, if any, impact the foregoing matters may have on the company’s business, financial condition, previously reported financial results, financial results included in this Report, or future financial results. We or our USC subsidiary may be found to have  violated one or more laws arising from the subject matter of the subpoenas. We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation. There can be no assurance that any resolution of these matters and investigations with the USAO or SEC will not have a material and unfavorable or adverse outcome of the company. The foregoing matters have diverted and may continue to divert management’s attention, have caused the company to suffer reputational harm, have required and will continue to require the company to devote significant financial resources, could subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, payments, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and materially and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

Our proposed merger transaction with DMK is subject to a number of risks and uncertainties. Failure to complete, or delays in completing, the proposed merger transaction with DMK could materially and adversely affect Adamis’ results of operations, business, financial condition and/or stock price.

Our recently announced proposed merger transaction with DMK Pharmaceuticals Corporation is subject to a number of risks and uncertainties. Some of those risks and uncertainties include the following, among others:

●	The closing of the merger transaction is subject to approval by our stockholders of certain proposals relating to the transactions contemplated by the Merger Agreement, as well as the satisfaction of other customary closing conditions. Our stockholders might not approve the proposals that are required in order for us to be able to close the merger transaction. We cannot assure you that the proposed merger will be successfully completed. Any failure to satisfy a required condition to closing may delay or prevent the completion of the transaction, which could materially and adversely affect our results of operations, business, financial condition and/or stock price.
●	We may require additional funding in order to be able to close the merger transaction.
●	If the merger with DMK is not completed, Adamis’ board of directors would be required to consider alternatives for Adamis’ business and assets, which might include seeking the dissolution and liquidation of Adamis, seeking an acquisition transaction or merger with another company, initiating bankruptcy proceedings, or other alternatives. There can be no assurance regarding the outcome of such a process We likely would have very limited cash resources, might be unable to raise additional funding, and could be forced to reduce or suspend operations, seek dissolution proceedings, or seek federal bankruptcy protection.

●	Adamis would remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger regardless of whether the merger is consummated.
●	The trading price of Adamis’ common stock may decline to the extent that the then-current market prices for Adamis’ stock reflect a market assumption that the merger will be completed.
●	Adamis could be subject to litigation related to the Merger Agreement, merger transaction or any failure to complete the merger.
●	Adamis could potentially lose key personnel during the pendency of the merger.
●	If the merger is not completed, Adamis would not realize the potential benefits of the merger, which could have a negative effect on Adamis’ results of operations, financial condition, business and stock price.

Failure to timely complete the proposed merger transaction with DMK could materially and adversely affect our results of operations, financial condition, business, prospects and our stock price.

Our PPP loans may be audited or reviewed by federal or state regulatory authorities.

We applied for and obtained loan funding under the PPP pursuant to the PPP Loan and PPP Note, the balance of which has been forgiven, and under the Second Draw PPP Loan and PPP2 Note in the principal amount of $1,765,495, the balance of which was initially forgiven.  However, in connection with an investigation by the Civil Division, in June 2022 we paid a total of $1,787,417 in repayment of our Second Draw PPP Loan principal and related interest and fees. Our PPP loans and applications for forgiveness of loan amounts remain subject to future review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the company that was part of the PPP loan application process.  Accordingly, the company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan or obtaining forgiveness of that loan.  If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to additional fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

Risk Relating to Our Business and Industry

We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.

Except for our SYMJEPI and ZIMHI products, we have not received regulatory approval for any drugs or products.  Since our fiscal 2010 year, except for revenues from sales of products of our former discontinued pharmaceutical business, and amounts that we have received and may receive in the future pursuant to our commercialization agreements relating to our SYMJEPI and ZIMHI products, we have not generated commercial revenue from marketing or selling any drugs or other products.  We expect to incur substantial net losses for the foreseeable future.  We may never be able to commercialize any additional product candidates that are subject to regulatory approval or be able to generate revenue from sales of such products.  Because of the risks and uncertainties associated with developing and commercializing our specialty pharmaceuticals and other product candidates, we are unable to predict when we may commercially introduce such products, the extent of any future losses or when we will become profitable, if ever.

Our development plans concerning product candidates are affected by many factors, the outcome of which are difficult to predict.

The development of new pharmaceutical products is a highly risky undertaking.  Any potential product that we might determine to research or develop in the future may require significant additional research and development before any commercial introduction, and our development plans concerning any such product candidate will be affected by many factors, many of which are difficult to predict.  Some of the factors that could affect development plans concerning any product candidates that we might determine to research or develop in the future include:  general market conditions and developments in the marketplace including the introduction of potentially competing new products by our competitors; the availability of adequate funding to support product development efforts and sales and marketing efforts for approved products; the regulatory pathway for the product candidate; the time required to conduct required clinical trials and unexpected delays in the anticipated timing of the commencement, conduct or completion of clinical trials; the outcome and results of pre-clinical or clinical trials; the FDA’s review of NDAs that we may file concerning any such product candidate; any unexpected difficulties in licensing or sublicensing intellectual property rights that may be required for other components of the product; patent infringement lawsuits relating to Paragraph IV certifications as part of any Section 505(b)(2) or ANDA filings; any unexpected difficulties in the ability of our suppliers to timely supply quantities for commercial launch of the product; and our ability to successfully market and sell our products or enter into commercialization arrangements with third parties to market our products.  There can be no assurance that future research, development or clinical trial efforts, if any, will be successful or result in viable products or meet efficacy standards. We cannot assure you that any testing or clinical trials will show potential products to be safe and efficacious or that any such product will be approved for a specific indication. Further, the results from preclinical studies and early clinical trials may not be indicative of the results that will be obtained in later-stage clinical trials.   Delays or setbacks in development efforts that we might determine to undertake could have a material adverse effect on our ability to achieve our financial goals.

Business or economic disruptions or global health concerns, including the COVID-19 pandemic, could harm our business.

Business or economic disruptions or global health concerns, such as the COVID-19 pandemic, could adversely affect our business.  The COVID-19 pandemic, which the World Health Organization announced in January 2020 was a global health emergency, spread throughout most of the world including the United States.  The outbreak resulted in extended shutdowns of businesses in the United States and elsewhere and had ripple effects on businesses and activities around the world. The COVID-19 outbreak and continued spread of COVID-19, including the identification of novel strains of COVID-19, has affected and may continue to affect our operations, our customers and third parties on which we rely.   In addition, we could experience delays in obtaining products or services from our third-party manufacturers or suppliers as a result of the impact of the COVID-19 pandemic or other similar outbreaks on such parties.   The extent to which the COVID-19 pandemic will continue to impact our business is difficult to predict and subject to change, and will depend on future developments, which are highly uncertain and cannot be predicted, including without limitation the severity of the disease and duration of the outbreak, travel restrictions and social distancing requirements in the United States and other countries, future mutations and variations of the coronavirus, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and address its impact.  In addition, a severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.  A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making purchases or payments for our products.  Any of the foregoing could harm our business.  In addition, the COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, at various times, quarantines, shelter-in-place or work-from-home orders or policies, travel restrictions, social distancing and business shutdowns.  The effects of any such future measures could negatively impact productivity of our employees and disrupt our business activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and our ability to conduct business in the ordinary course.

We intend to rely on third parties to conduct any clinical trials that we may conduct in the future. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain, or may experience delays in obtaining, trial results or regulatory approval.

Like many companies our size, we do not have the ability to conduct preclinical or clinical studies for product candidates that we may in the future determine to develop without the assistance of third parties who conduct the studies on our behalf.  These third parties are often toxicology facilities and clinical research organizations, or CROs, that have significant resources and experience in the conduct of pre-clinical and clinical studies.  The toxicology facilities conduct the pre-clinical safety studies as well as associated tasks connected with these studies.  The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions.  In the past we have relied on third parties to conduct clinical trials of our product candidates and to use third party toxicology facilities and CROs for our pre-clinical and clinical studies, and if we undertake clinical trials for any product candidate that we may in the future develop we similarly intend to rely on such third parties.  We may also rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of any clinical trials that we might undertake in the future.

Our reliance on these third parties for development activities will reduce our control over these activities.  If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, we may be required to replace them, and our clinical trials may be extended, delayed or terminated.  Although we believe there are a number of third- party contractors that we could engage to continue these activities, replacing a third-party contractor may result in a delay of the affected trial.

If there are injuries or deaths associated with use of our products, or if there is a product recall affecting one or more of our products, we may be exposed to significant liabilities.

The testing of human product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability and associated adverse publicity. The production, manufacturing, labeling of pharmaceutical products and compounded pharmaceutical preparations is inherently risky.  We could be adversely affected if any of our products, or the formulations or other products previously sold by USC, prove to be, or are asserted to be, harmful to patients.  There are a number of factors that could result in the injury or death of a patient who receives one of our products or one of the compounded formulations previously sold by USC, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error.  Any of these situations could lead to a recall of, safety alert, or other proceedings or actions, relating to one or more of such products.  On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes, due to the potential clogging of the needle preventing the dispensing of epinephrine. As of the date of this Report, neither USWM nor we have received, or is aware of, any adverse events related to this recall. However, if adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with our products, or one of the formulations or compounds previously sold by USC, we could become subject to product and professional liability lawsuits or other proceedings, including enforcement actions by state and federal authorities or other healthcare self-regulatory bodies or product liability claims or lawsuits.  In addition, such matters could result in indemnification claims by third parties or claims relating to the product recall or associated expenses, including third parties that have purchased our SYMJEPI products or that may purchase our ZIMHI product, or to which we have sold certain assets of USC, including claims pursuant to our agreements with third parties.  Any of the foregoing matters could result in a material adverse effect on our business, results of operations, financial condition and liquidity.  As of December 31, 2022, we have recognized approximately $2.5 million in costs associated with the SYMJEPI recall. The recall may have an adverse effect on the amount or the timing of our revenues, and on our financial results and liquidity in 2023 or thereafter, although as of the date of this Report the amount of any such impact cannot be predicted with certainty. In addition, current or future insurance coverage may prove insufficient to cover any liability claims brought against USC or us. Any of the foregoing matters could result in a material adverse effect on our business, results of operations, financial condition and liquidity.

Delays in the commencement or completion of pre-clinical or clinical testing of our product candidates could result in increased costs and delay our ability to generate future revenues relating to such product candidates.

The actual timing of commencement and completion of pre-clinical or clinical trials can vary substantially from our expectations due to factors such as funding limitations, scheduling conflicts with participating clinicians and clinical institutions, and the rate of patient enrollment. Pre-clinical or clinical trials involving any product candidates that we may determine in the future to develop may not commence or be completed as forecast. Delays in the commencement or completion of clinical testing could significantly impact our product development costs. The commencement of clinical trials can be delayed for a variety of reasons.  In addition, once a clinical trial has begun, it may be suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors.

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

We do not have commercial-scale manufacturing capability, and we lack commercial manufacturing experience. We will likely rely on third parties to manufacture and supply our products.

Except for our facilities at USC that were previously utilized to prepare compounded formulations, we do not own or operate manufacturing facilities for clinical or commercial production of pharmaceutical products and product candidates, we do not have any experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we expect to depend on third- party contract manufacturers for the foreseeable future. Any performance failure on the part of our contract manufacturers could significantly disrupt the supply of our products to the marketplace or could delay clinical development, regulatory approval or commercialization of any product candidates that we may determine to develop in the future, depriving us of potential product revenue and resulting in additional losses. Additionally, we rely on third parties to supply the raw materials needed to manufacture our products.  Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the COVID-19 coronavirus pandemic, or natural disasters including earthquakes, typhoons, floods and fires, could adversely affect our supply chain.  Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality.  Any unanticipated disruption to our manufacturers or suppliers could delay shipment of any of our products, increase our cost of goods sold and result in lost sales.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production.

These problems can include difficulties with production costs and yields, quality control (including stability of the product candidate and quality assurance testing), shortages of qualified personnel, and compliance with strictly enforced federal, state and foreign regulations. If our third- party contract manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations or under applicable regulations, our ability to provide commercial products to the marketplace or product candidates to patients in any clinical trials that we might undertake in the future would be jeopardized.

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

With regard to our drug products that are approved by the FDA or by another regulatory authority, we are held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the drug candidates. Potentially costly follow-up or post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Previously unknown problems with the drug candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market. In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.

We intend to pursue Section 505(b)(2) regulatory approval filings with the FDA for our products where applicable. Such filings involve significant costs, and we may also encounter difficulties or delays in obtaining regulatory approval for our products. Similar difficulties or delays may also arise in connection with any Abbreviated New Drug Applications that we may file.

We submitted a Section 505(b)(2) NDA regulatory filing to the FDA in connection with our approved SYMJEPI products and our ZIMHI (naloxone) Injection product, and we may pursue Section 505(b)(2) NDA filings with the FDA in connection with one or more other future product candidates that we may develop. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application.  Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products.  Such filings involve significant filing costs, including filing fees. In addition, we may also encounter difficulties or delays in obtaining regulatory approval for our products.

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

Government and insurance reimbursements for healthcare expenditures play an important role for all healthcare providers, including physicians and pharmaceutical companies such as Adamis, that plan to offer various products in the United States and other countries in the future. Physicians and patients may decide not to order our products unless third- party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the price of the products. Market acceptance and sales of our products and potential products will depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. In the United States, our ability to have our products eligible for Medicare, Medicaid or private insurance reimbursement will be an important factor in determining the ultimate success of our products. If, for any reason, Medicare, Medicaid or the insurance companies decline to provide reimbursement for our products, our ability to commercialize our products would be adversely affected.

Third-party payors may challenge the price of medical and pharmaceutical products. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that our product candidates are not experimental or investigations, effective, medically necessary, appropriate for the specific patient, cost-effective, supported by peer-reviewed publications, or included in clinical practice guidelines.

If purchasers or users of our products and related treatments are not able to obtain appropriate reimbursement for the cost of using such products, they may forego or reduce such use. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products, and there can be no assurance that adequate third- party coverage will be available for any of our products. Even if our products are approved for reimbursement by Medicare, Medicaid and private insurers, of which there can be no assurance, the amount of reimbursement may be reduced at times or even eliminated, which could have a material adverse effect on our business, financial condition and results of operations.

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

On August 16, 2022, President Biden signed the IRA into law, which sets forth meaningful changes to drug product reimbursement by Medicare. Among other actions, the IRA permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part D. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increase the cost of a covered Medicare Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.

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

Laws that may affect our ability to operate include, but are not limited to, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, state anti-kickback and false claims laws, HIPAA, as amended by HITECH, and the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations. Violations of these laws can result in imprisonment, civil or criminal fines, fines and disciplinary actions relating to our state licensure, disgorgement, exclusion of products from reimbursement under U.S. federal or state healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. Moreover, any violation or alleged violation of such federal or state laws could harm our reputation, customer relationships or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

The markets for our SYMJEPI products and ZIMHI product, and our other product candidates, are intensely competitive and characterized by rapid technological progress.  We face competition from numerous sources, including major biotechnology and pharmaceutical companies worldwide.  Many of our competitors have substantially greater financial and technical resources, and development, production and marketing capabilities, than we do.  Our SYMJEPI product competes with a number of other currently marketed epinephrine products for use in the emergency treatment of acute allergic reactions, including anaphylaxis.  Our ZIMHI product competes with a number of other currently marketed products utilizing naloxone, for the treatment of acute opioid overdose.   Certain companies have established technologies that may be competitive with our products and any future product candidates that we may determine to develop or acquire.  Some of these products may use different approaches or means to obtain results, which could be more effective or less expensive than our products for similar indications.  In addition, many of these companies have more experience than we do in pre-clinical testing, performance of clinical trials, manufacturing, and obtaining FDA and foreign regulatory approvals.  They may also have more brand name exposure and expertise in sales and marketing.  We also compete with academic institutions, governmental agencies and private organizations that are conducting research in the same fields.

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

Even if our pharmaceutical product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, health care professionals and third- party payors, and our profitability and growth will depend on a number of factors, including:

●	the ability to provide acceptable evidence of safety and efficacy;
●	pricing and cost effectiveness, which may be subject to regulatory control;
●	our ability to obtain sufficient third- party insurance coverage or reimbursement;
●	effectiveness of our or our collaborators’ sales and marketing strategy;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects; and
●	availability of alternative treatments.

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

At December 31, 2022, we had federal and state net operating loss carryforwards, or NOLs, and credit carryforwards which, subject to certain limitations, we may use to reduce future taxable income or offset income taxes due.  Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards.  Pursuant to Internal Revenue Code Section 382, the annual use of the NOLs and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period.  As noted in Note 20 of the audited consolidated financial statements appearing in this Report, our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo additional ownership changes, our ability to use our NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may be materially limited in our ability to utilize our NOLs and credit carryforward.

Risks Related to Our Former Compounding Pharmacy Business

We are engaged in the process of selling or otherwise disposing of the remaining assets of our former discontinued USC.  There is no assurance regarding the proceeds that we may receive from the sale or disposition of any assets of USC.  We may incur significant costs in connection with such winding down activities.

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

Other matters may arise relating to the former USC business, USC assets, or USC employees, or arising out of the restructuring, winding down and winding up activities, that could require us to pay amounts in the future.  The process of winding down and winding up the remaining business of USC could require us to incur significant expenses or pay significant amounts in connection with or relating to the termination of employment of USC’s employees, the disposition of remaining USC assets, the termination of agreements relating to the USC business, or the resolution of outstanding obligations, liabilities, or current or future claims or proceedings.  In addition, we could be required to pay significant fines, penalties or other amounts as a result of proceedings by federal or state regulatory authorities relating to the former business and operations of USC.  The compounding pharmaceuticals business formerly conducted by USC is subject to federal, state and local laws, regulations and administrative practices. There can be no assurance that we or USC have been or are compliant in material respects with applicable federal and state regulatory requirements.  Failure to comply with FDA requirements and other federal or state governmental laws and regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, exposure to product liability claims, total or partial suspension of production or distribution, enforcement actions, injunctions and civil or criminal prosecution, any of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Common Stock

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.

Provisions of our restated certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us, even if a change of control would benefit our stockholders. For example, shares of our preferred stock may be issued in the future without further stockholder approval, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine, including, for example, rights to convert into our common stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future. The issuance of our preferred stock could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage those investors from acquiring a majority of our common stock. Similarly, our bylaws include a prohibition on stockholder action by written consent, which means that all stockholder action must be taken at an annual or special meeting of stockholders. Moreover, our charter documents to not provide for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates. Our bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations. The existence of these charter provisions could have the effect of entrenching management and making it more difficult to change our management. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, unless one or more exemptions from such provisions apply. These provisions under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future.

The price of our common stock may be volatile.

The market price of our common stock may fluctuate substantially. For example, from January 2020 to December 31, 2022, the market price of our common stock has fluctuated between $0.12 and $2.34. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

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

Our common stock is listed on the Nasdaq Capital Market.  If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, the minimum closing bid price requirement, or applicable market capitalization or shareholder equity requirements, Nasdaq may take steps to delist our common stock.  Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all.  Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities.  In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

On December 28, 2022, we were notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon our non-compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) as of December 27, 2022, our common stock was subject to delisting unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel, and a hearing was held on February 16, 2023.  On February 21, 2023, the Staff notified us that the Panel has granted our request for continued listing of our common stock on the Nasdaq Stock Market and an extension until June 26, 2023 (the “Compliance Period”) to regain compliance with the continued listing requirements for The Nasdaq Capital Market, including the minimum $1.00 bid price requirement of Nasdaq Listing Rule 5500(a)(2) (the “Rule”).  The extension granted by the Panel is subject to our timely undertaking certain corporate actions during the Compliance Period, including without limitation holding a special meeting of stockholders to obtain approval for a reverse stock split of our common stock, and effecting a reverse stock split, if required, in order to achieve a closing minimum bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions during the Compliance Period.  The notice indicated that June 26, 2023, represents the full extent of the Panel’s discretion to grant continued listing while it is non-compliant, and that the Panel reserved the right to reconsider the terms of the exception.  We intend to diligently work to take the actions required to satisfy the terms of the Panel’s extension and regain compliance with the Rule; however, there can be no assurance that we will be able to take the actions required to comply with the terms of the Panel’s extension and regain compliance with the Rule within the extension period granted by the Panel.

Our common stock could become subject to additional trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock. If our common stock became subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If our common stock was delisted from the NASDAQ Capital Market and began to trade on the over-the-counter OTC Markets platform, such trading platforms are viewed by most investors as a less desirable, and less liquid, marketplace.  As a result, an investor could find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

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

As of December 31, 2022, we had 149,983,265 shares of common stock outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of December 31, 2022, we had reserved for issuance 4,431,429 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.10 per share, we had outstanding restricted stock units covering 650,000 shares of common stock, and we had outstanding warrants to purchase 14,952,824 shares of common stock at a weighted-average exercise price of $1.13 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

Exercise of our outstanding warrants may result in dilution to our stockholders.

As of December 31, 2022, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50 per share.  As of December 31, 2022, 13,794,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $1.15 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; 350,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.70 per share, that we issued in connection with our private placement of warrants in February 2020 , and, 750,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.47 per share, that we issued in connection with the issuance of Series C Preferred Stock in July 2022.

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

Our success will be dependent upon the efforts of our management team and staff, including David J. Marguglio, our Chief Executive Officer. We currently do not have key person life insurance policies covering any of our executive officers or key employees. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited.  There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the operation of our business.  Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel.  If we are unable to attract new employees and retain existing key employees, the development and commercialization of our product candidates could be delayed or negatively impacted.  In addition, any staffing interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires, could have an adverse effect on our business.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, as well as personally identifiable information of employees. Similarly, our third- party providers possess certain of our sensitive data. The secure maintenance of this information is material to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. Thus, any access, disclosure or other loss of information, including our data being breached at our partners or third- party providers, could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

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

The company’s principal headquarters, consisting of approximately 7,525 square feet of leased premises, is located at 11682 El Camino Real, Suite 300, San Diego, CA  92130.  As amended, the current lease term expires on November 30, 2023.  Commencing on December 1, 2018 with one month free rent, base rent was initially $28,219 per month for the succeeding 11 months and will increase annually to $31,760 per month for the 12 months ending November 30, 2023.

The company’s wholly owned subsidiary, USC, occupied a company-owned property consisting of approximately 16,065 square feet, two-story, office building/laboratory in a lot of approximately 1.65 acres located at 1270 Don’s Lane, Conway, Arkansas 72032. This property was included in the assets held for sale classification as a result of the sale of assets pursuant to the USC Agreement and the winding down of USC’s remaining business.  The company is actively marketing the sale of this asset. See Note 4 to the financial statements included elsewhere herein.

The company also entered into a lease agreement for additional space relating to the company’s compounding business, to lease a building consisting of approximately 44,880 square feet located in Conway, Arkansas, with a current term expiring December 31, 2023. Monthly rent for the period commencing January 1, 2019 is $10,000 per month for the succeeding 12 months, increasing annually to $10,824 per month for the 12 months ending December 31, 2023. As a result of the sale of assets pursuant to the USC Agreement and the winding down of USC’s remaining business, the company will not need the leased property. The Company is exploring alternatives with respect to transferring the lease or sub-leasing the property.

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

Investigation

On May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. The company has also received requests from the Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters arising therefrom in connection with the SEC’s investigation. The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed. Additionally, on March 16, 2022, we were informed that the Civil Division of the USAO (“Civil Division”) is investigating the company’s Second Draw PPP Loan application disclosed in previous reports. The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter. In June 2022, following the inquiry the company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees. The company intends to continue cooperating with the USAO, SEC, and Civil Division. We have received additional requests for production of documents from the SEC and the USAO, have responded to those requests, and continue to engage in communications with the SEC and the USAO regarding their investigations. Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation. As of the date of this Report, the company is unable to predict the duration, scope, or final outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what penalties, payments, by the company, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; what penalties, payments by the company, remedies or remedial measures the USAO, SEC or other federal or state authorities may require in order to resolve the investigations; or what, if any, impact the foregoing matters may have on the company’s business, financial condition, previously reported financial results, financial results included in this Report, or future financial results. We or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas. We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation. There can be no assurance that any resolution of these matters and investigations with the USAO or SEC will not have a material and unfavorable or adverse outcome of the company. The foregoing matters have diverted and may continue to divert management’s attention, have caused the company to suffer reputational harm, have required and will continue to require the company to devote significant financial resources, could subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, payments, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and materially affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

Regulatory

In October 2021, following the sale in July 2021 of certain assets of the company’s USC subsidiary relating to USC’s human compounding pharmaceutical business and the company’s approval of a restructuring process of winding down the remaining operations and business of USC and selling or disposing of the remaining assets of USC, the company entered into a Consent Order with the Arkansas State Board of Pharmacy to resolve an ongoing administrative proceeding before the pharmacy board, pursuant to which USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit effective October 31, 2021, paid a civil penalty of $75,000 relating to violations of various Arkansas pharmacy laws and the pharmacy board’s regulations, and paid $75,000 in investigative costs of the pharmacy board.

Nasdaq Compliance

             December 28, 2022, we were notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon our non-compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) as of December 27, 2022, our common stock was subject to delisting unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel, and a hearing was held on February 16, 2023.  On February 21, 2023, the Staff notified us that the Panel has granted our request for continued listing of our common stock on the Nasdaq Stock Market and an extension until June 26, 2023 (the “Compliance Period”) to regain compliance with the continued listing requirements for The Nasdaq Capital Market, including the minimum $1.00 bid price requirement of Nasdaq Listing Rule 5500(a)(2) (the “Rule”).  The extension granted by the Panel is subject to our timely undertaking certain corporate actions during the Compliance Period, including without limitation holding a special meeting of stockholders to obtain approval for a reverse stock split of our common stock, and effecting a reverse stock split, if required, in order to achieve a closing minimum bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions during the Compliance Period.  The notice indicated that June 26, 2023, represents the full extent of the Panel’s discretion to grant continued listing while it is non-compliant, and that the Panel reserved the right to reconsider the terms of the exception.  We intend to diligently work to take the actions required to satisfy the terms of the Panel’s extension and regain compliance with the Rule; however, there can be no assurance that we will be able to take the actions required to comply with the terms of the Panel’s extension and regain compliance with the Rule within the extension period granted by the Panel.

Jerald Hammann

On June 8, 2021, Jerald Hammann filed a complaint against the Company and each of its directors in the Court of Chancery of the State of Delaware, captioned Jerald Hammann v. Adamis Pharmaceuticals Corporation et al., C.A. No. 2021-0506-PAF (the “Complaint”), seeking injunctive and declaratory relief. The Complaint alleges, among other things, that the defendants (i) violated Rule 14a-5(f) and 14a-9(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s 2021 annual meeting of stockholders—which was subsequently held on July 16, 2021 (the “2021 annual meeting”)—and disseminated false and misleading information in the Company’s proxy materials relating to the 2021 annual meeting, (ii) violated certain provisions of the Company’s bylaws relating to the 2021 annual meeting, (iii) violated section 220 of the Delaware General Corporation Law (“DGCL”) in connection with a request for inspection of books and records submitted by the plaintiff, and (iv) breached their fiduciary duties of disclosure and loyalty, including relating to establishing and disclosing the date of the Company’s 2021 annual meeting and to the Company’s determination that a solicitation notice delivered to the Company by plaintiff was not timely and was otherwise deficient. On April 4, 2022, the plaintiff filed a motion to amend the Complaint. The proposed amended Complaint added additional allegations relating to the manner in which the defendants established and disclosed the date of the Company’s 2021 annual meeting of stockholders and to statements the defendants made about the plaintiff to the Company’s stockholders. On April 28, 2022, the Court granted the motion. The plaintiff has also filed various motions with the Court, which have been resolved. The Company has filed a motion for summary judgment with respect to one of the counts in the Complaint and a motion to dismiss certain other counts of the plaintiff’s amended Complaint. On March 13, 2023, the Court denied the Company’s motion for summary judgment. The Court also denied the Company’s motion to dismiss Count Seven, and reserved until trial a decision on the Company’s motion to dismiss Counts Eight and Nine.  Trial on the merits of the plaintiff’s claims is scheduled for March 16, 2023. The Company believes the claims in the plaintiff’s complaint are without merit and intends to vigorously dispute them.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Nasdaq Capital Market under the trading symbol “ADMP.”  As of December 31, 2022, we had approximately 82 common stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The actual number of common stockholders is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.  Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

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

Recent Sales of Unregistered Securities

Information concerning our sales of unregistered securities during the year ended December 31, 2022, has previously been reported in reports on Form 10-Q and reports on Form 8-K that we filed during that fiscal year.

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

General

Company Overview

Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease.  Our products in the allergy, respiratory, and opioid overdose markets include: SYMJEPI (epinephrine) Injection 0.3mg, which was approved by the U.S. Food and Drug Administration, or FDA, in 2017 for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; SYMJEPI (epinephrine) Injection 0.15mg, which was approved by the FDA in September 2018, for use in the treatment of anaphylaxis for patients weighing 33-65 pounds; and ZIMHI (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the FDA in October 2021 for the treatment of opioid overdose.  In June 2020, we entered into a license agreement with a third- party entity to license rights under patents, patent applications and related know-how of licensor relating to Tempol, an investigational drug. In September 2021 we commenced patient dosing in a Phase 2/3 clinical trial to examine the safety and efficacy of Tempol in COVID-19 patients. The Data Safety Monitoring Board, or DSMB, overseeing the Phase 2/3 clinical trial met in March and June 2022 to evaluate interim clinical and safety data and, following its evaluation, recommended that the study continue as planned. On September 21, 2022, we announced that the DSMB’s third interim analysis of the Phase 2/3 clinical trial, which was the first interim review where the DSMB evaluated the primary efficacy endpoint, determined that the trial did not achieve its primary endpoint and recommended that the study be halted early due to lack of efficacy. Based on the recommendation from the DSMB, we halted the trial and have stopped further development of Tempol.

On October 3, 2022, we announced that we initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value, and that we intended to pursue expense reduction measures. Such measures included, without limitation, employee headcount reductions and reduction or discontinuation of certain product development programs. We engaged the investment bank Raymond James & Associates, Inc. (“Raymond James”) to act as strategic advisor to assist us in evaluating certain alternatives.

After exploring a range of strategies and alternatives, on February 27, 2023, we announced that we had entered into an Agreement and Plan of Merger and Reorganization with DMK Pharmaceuticals Corporation. DMK Pharmaceuticals is a privately-held, clinical stage neuro-biotechnology company focused on the development and commercialization of potential products for the treatment of a variety of neuro-based disorders, including without limitation opioid use disorder, acute and chronic pain, bladder problems, and Parkinson’s disease.  The current DMK product candidates have been selected and developed from a proprietary portfolio of small molecule neuropeptide analogues.  Completion of the transaction is subject to a number of conditions, including without limitation approval by the Adamis stockholders of certain matters relating to the transaction.  There can be no assurances that the proposed merger transaction with DMK will be completed. For additional information, see the discussion elsewhere in this Form 10-K under the heading, “Business – Recent Developments.”

SYMJEPI (epinephrine) Injection Product

On June 15, 2017, the FDA approved our SYMJEPI (epinephrine) Injection 0.3mg product for the emergency treatment of allergic reactions (Type I) including anaphylaxis.  SYMJEPI (epinephrine) Injection 0.3mg is intended to deliver a dose of epinephrine, which is used for emergency, immediate administration in acute anaphylactic reactions to insect stings or bites, allergic reaction to certain foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis for patients weighing 66 pounds or more.  On September 27, 2018, the FDA approved our lower dose SYMJEPI (epinephrine) Injection 0.15mg product, for the emergency treatment of allergic reactions (Type I) including anaphylaxis in patients weighing 33 to 66 pounds.  Our SYMJEPI products are distributed by our distribution partner USWM pursuant to the USWM Agreement.

SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. For the manufacture of SYMJEPI, the company utilizes “Ready-to-Fill,” or RTF, syringes that consist of a pre-assembled glass syringe barrel with a staked-in stainless steel needle. On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level. The four lots were recalled due to the potential clogging of the needle preventing the dispensing of epinephrine. The recall was conducted with the knowledge of the FDA and USWM handled the entire recall process for the company, with company oversight. As of the date of this prospectus supplement, neither USWM nor we have received, or are aware of, any adverse events related to this recall. SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. For the manufacture of SYMJEPI, the company utilizes “Ready-to-Fill,” or RTF, syringes that consist of a pre-assembled glass syringe barrel with a staked-in stainless steel needle. During routine inspection of epinephrine pre-filled syringe batches, a small number of syringes with clogged needles were identified. An initial investigation suggested a syringe component issue as the likely cause of the observed needle clogging. Catalent’s investigation determined the steel used in a specific stainless steel needle batch as the root cause for the clogged syringes observed. The company and the manufacturer have developed corrective and preventive actions. New RTF syringes, which used a different batch of steel for their needles, were sourced and Catalent has resumed manufacturing of SYMJEPI at its Belgium facility. However, we have not reviewed data that would permit us to release this latest batch. While we are committed to returning SYMJEPI to the market, as of the date of the Report we believe it is unlikely that SYMJEPI will be relaunched and commercially available during the first half of 2023. Total product recall costs from inception of the recall through December 31, 2022, were approximately $2.5 million. The company may be able to be reimbursed by certain third parties for some of the costs of the recall under the terms of its manufacturing agreements, but there are no assurances regarding the amount or the timing of any such recovery.

ZIMHI (naloxone Injection)

Naloxone is an opioid antagonist used to treat narcotic overdoses.  Naloxone, which is generally considered the drug of choice for immediate administration for opioid overdose, blocks or reverses the effects of the opioid, including extreme drowsiness, slowed breathing, or loss of consciousness.  Common opioids include morphine, heroin, tramadol, oxycodone, hydrocodone and fentanyl.

On December 31, 2018, we filed an NDA with the FDA relating to our higher dose naloxone injection product, ZIMHI, for the treatment of opioid overdose. Following receipt of Complete Response Letters, or CRLs, from the FDA regarding our NDA for ZIMHI, and resubmission of our NDA, on October 18, 2021, we announced that the FDA had approved ZIMHI for the treatment of opioid overdose. On March 31, 2022, our commercial partner USWM and we issued a press release announcing the commercial launch of ZIMHI. A website enables institutional customers to order and receive product directly.

Tempol

In June 2020, we entered into a license agreement with a third-party entity to license rights under patents, patent applications and related know-how of licensor relating to Tempol, an investigational drug. As previously disclosed in our filings with the SEC, in September 2021 we commenced patient dosing in a Phase 2/3 clinical trial to examine the safety and efficacy of Tempol in COVID-19 patients. The Data Safety Monitoring Board, or DSMB, overseeing the Phase 2/3 clinical trial met in March and June 2022 to evaluate interim clinical and safety data and, following its evaluation, recommended that the study continue as planned. On September 21, 2022, we announced that the DSMB’s third interim analysis of the Phase 2/3 clinical trial, which was the first interim review where the DSMB evaluated the primary efficacy endpoint, determined that the trial did not achieve its primary endpoint and recommended that the study be halted early due to lack of efficacy. Based on the recommendation from the DSMB, we halted the trial and have stopped further development of Tempol.

US Compounding, Inc.

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

On July 30, 2021, the company and its USC subsidiary entered into the USC Agreement with the Purchaser, providing for the sale to the Purchase of certain assets of USC related to its human compounding pharmaceutical business, including certain customer information and information on products sold to such customers by USC, and certain related formulations and know-how.  The Purchaser made monthly payments to us based on formulas related to the amounts actually collected by the Purchaser or its affiliates for sales of products or services made to certain customers included in the acquired assets during the 12-month period following the effective date of the USC Agreement. As of December 31, 2022, the total amount received in connection with this agreement was approximately $5.5 million. In connection with the transaction, the company accrued a $700,000 liability for a transaction fee payable to a financial advisor as of December 31, 2021 which was paid in 2022.

In light of a number of factors including the sale of assets to the Purchaser pursuant to the USC Agreement, in August 2021 the Board approved a restructuring process of winding down the remaining operations and business of USC and selling, transferring or disposing of the remaining assets of USC.  Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer selling compounded pharmaceutical or veterinary products. The employment of all USC employees (except as determined to be necessary or appropriate in connection with resolving matters relating to the winding down of USC’s business) has been terminated, remaining activities include the sale or other disposition from time to time of the remaining equipment, real property, buildings and tangible and intangible assets relating to USC’s business; making regulatory filings and taking appropriate actions with federal and state regulatory authorities in connection with the winding down and winding up of USC’s business; and taking such other actions as the officers of the company or USC (as appropriate) determine are necessary or appropriate in connection with the restructuring and the winding down and winding up of the remaining business, operations and assets of USC.  As of December 31, 2022, the company has received approximately $318,000 in cash related to the disposition of USC assets held for sale. The primary asset that remains held for sale is the USC land and building with a net book value of approximately $2.9 million.

Going Concern and Management Plan

The financial statements included elsewhere herein for the year ended December 31, 2022, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business.  However, as of December 31, 2022, we had cash and cash equivalents of approximately $1.1 million, an accumulated deficit of approximately $304.6 million, and liabilities of approximately $11.6 million.  We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations.  These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.  The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our management intends to attempt to secure additional required funding through equity or debt financing if available, seeking to enter into a partnership or other strategic agreement regarding, or sales or out-licensing of, our commercial products, product candidates or intellectual property assets or other assets including assets held for sale related to our former USC business, revenues relating to supply and sale of SYMJEPI and ZIMHI products and share of net profits received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of our products, from a merger or other business combination, or similar transactions.  As part of this process, we have engaged the investment bank Raymond James & Associates, Inc. to act as strategic advisor to assist us in evaluating certain alternatives. As of the date of this Report, we are presently engaged in communications with third parties regarding this process concerning one or more possible transactions.  However, there can be no assurance regarding the timing of the strategic review process or that we will be able to obtain any sources of funding.  As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions involving issuances of equity securities. Such additional funding may not be available, may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders.  There is no assurance that we will be successful in obtaining the necessary funding to sustain our operations or meet our business objectives. In addition, obtaining funding, or the terms of a strategic transaction, could result in significant dilution to our existing stockholders. If we do not obtain required funding, our cash resources will be depleted in the near term and we would be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships.  If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection, dissolution or liquidation, or other alternatives that could result in our stockholders losing some or all of their investment in us.  We have implemented expense reduction measures including, without limitation, employee headcount reductions and the reduction or discontinuation of certain product development programs. Any funding that we may receive during fiscal 2023 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, and for general working capital purposes.

Results of Operations

Our consolidated results of operations are presented for the year ending December 31, 2022 and December 31, 2021. The financial results (revenues and expenses) relating to the USC business are reflected in Note 4, Discontinued Operations and Assets Held for Sale, of the notes to the consolidated financial statements appearing elsewhere in this Report.  The discussion below, and the revenues and expenses discussed below, are based on and relate to the continuing operations of the company, which we sometimes refer to as our drug development and commercialization business, unless otherwise noted.

Years Ended December 31, 2022 and 2021

Revenues. Revenues were approximately $4,756,000 and $2,209,000 for the year ended December 31, 2022 and 2021, respectively. The $2,547,000 increase in revenue was primarily attributable to an increase of approximately $4,421,000 of sales of ZIMHI to USWM recognized in that period (which was not yet FDA approved during most of 2021) and an increase of approximately $543,000 in recognition of deferred revenue due to the Company’s reassessment of performance obligations met under the USWM Agreement. A decrease in product recall costs of approximately $1,689,000 also contributed to the increase in revenue as $2,000,000 was recognized in 2021 upon establishing the initial product recall reserve and recorded as contra-revenue compared to approximately $310,000 of reserves recorded in 2022. These increases to revenue were offset by a decrease in SYMJEPI sales of approximately $4,109,000. No revenues relating to SYMJEPI were reported during the twelve months ended December 31, 2022, due to the manufacturing hold and the voluntary product recall announced in March 2022 which is currently ongoing. While there can be no assurances regarding the timing of the relaunch of SYMJEPI into the marketplace, the Company anticipates having SYMJEPI relaunched and commercially available in the first half of 2023.

Cost of Goods Sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. Cost of goods sold was approximately $6,187,000 and $6,872,000 for the year ended December 31, 2022 and 2021, respectively. The gross loss percentage for the year ended December 31, 2022 was approximately 30% compared to approximately 211% for the year ended December 31, 2021. Cost of goods sold for the year ended December 31, 2022 compared to December 31, 2021 decreased by approximately $685,000 primarily due to a decrease in direct material costs, obsolescence and wastage of approximately $4,533,000 due to the lack of SYMJEPI production stemming from the manufacturing hold and voluntary product recall. Additionally in 2021, a loss on derecognition of inventory of approximately $300,000 was recorded due to a return of inventory to our supplier, no such loss was recorded in 2022. These decreases in cost of goods sold were offset by an increase in direct materials costs of approximately $4,266,000 related to the production of ZIMHI (which commercially launched in 2022.)

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of consulting and employee compensation, professional fees which include legal, accounting and audit fees, and depreciation and amortization expenses. Selling expenses also include product recall costs incurred greater than the associated revenue earned on the four impacted recall batches. SG&A expenses for the year ended December 31, 2022 and 2021 were approximately $13,248,000 and $16,144,000, respectively. The $2,896,000 decrease in SG&A expenses was primarily due to a decrease in legal expenses of approximately $2,508,000 related principally to the ongoing investigations (as discussed in Legal Proceedings in this Report), a decrease of approximately $1,460,000 related to compensation expenses principally due to the elimination of the bonus accrual and lower stock-based compensation expense resulting primarily from the modification of certain equity awards in connection with accelerated vesting pursuant to a separation agreement and a decrease of approximately $409,000 related to outside services principally due to an advisor fee recognized as expense in 2021 related to the USC Agreement. These decreases in SG&A expenses were offset primarily by the following increases: approximately $693,000 in severance payments, approximately $235,000 in product recall costs, approximately $233,000 in consulting expenses, approximately $224,000 in accounting and finance expenses and approximately $174,000 in insurance costs.

 Research and Development Expenses.  Our research and development, or R&D, costs are expensed as incurred and include costs to conduct clinical trials, contract research costs, R&D consulting and R&D employee compensation and R&D supplies. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses were approximately $10,380,000 and $11,262,000 for the year ended December 31, 2022 and 2021, respectively. The $882,000 decrease was primarily attributable to a decrease of approximately $1,393,000 in R&D compensation expenses principally related to the elimination of the bonus accrual and lower stock-based compensation expense due to the modification of certain equity awards, a decrease of approximately $971,000 in development spending for ZIMHI and a decrease of approximately $415,000 in development spending for SYMJEPI and other R&D projects, offset by approximately $1,898,000 increased development spending costs for Tempol, in which the related Tempol trial was discontinued in the third quarter of 2022.

Other Income/Expense. Other Income/Expenses consists primarily of interest income, interest expense, changes to the fair value of warrant liabilities, and other transactions such as Employee Retention Credit (“ERC”) and insurance proceeds. Other income/expense for the year ended December 31, 2022 and 2021 was net expense of approximately $1,138,000 and $2,530,000 respectively. The $1,392,000 decrease in other expense during the year ended 2022, compared to 2021, was primarily attributable to a decrease in expense associated with the change in fair value of warrants of approximately $7,632,000, a gain of approximately $875,000 recognized in 2022 related to ERC and an increase in other income of approximately $600,000 from insurance proceeds primarily related to legal matters. These decreases to other expense were offset by the expense related to the contingent loss associated with the Second Draw PPP Loan of approximately $1,787,000 and additional expense of approximately $962,000 due to the true-up of the variable consideration related to the sale of certain assets to Fagron, pursuant to the USC Agreement. The decrease in variable consideration was due to lower level of sales by Fagron to customers covered in the USC Agreement, in part due to certain supply and materials difficulties and increased competitive conditions. Additionally, in 2022, there was no forgiveness of debt recognized, whereas in the comparable period of 2021, a gain of approximately $5,010,000 was recorded related to the forgiveness of the PPP loan debts.

Loss from Discontinued Operations. The company recorded net loss from discontinued operations, after taxes, of approximately $279,000 and $11,228,000 related to the former US Compounding business for the year ended December 31, 2022 and 2021, respectively. The $10,949,000 decrease in net loss from discontinued operations was primarily due to approximately $8,433,000 decrease in impairment charges in 2022 as almost all of USC’s assets were significantly impaired in 2021 and a decrease of approximately $7,430,000 in SG&A and R&D expenses associated with the former USC business, as only SG&A expenses continue to be incurred by the discontinued operation as management continues the wind-down of USC. Additionally, in 2021, a gain of approximately $4,637,000 was recorded related to the initial sale of certain non-financial assets to Fagron; no such gain was recorded in 2022. The $279,000 net loss from discontinued operations in 2022, primarily related to SG&A expenses of approximately $462,000 and approximately $200,000 of additional impairment charges to write-down the remaining equipment on USC’s books to $0. These losses were offset by the derecognition of a contingent liability of approximately $360,000 as the third- party vendor accepted the Company’s offer to settle a contingent liability which the Company paid in January 2023. The main components of the loss for the year ended 2021 were asset impairments totaling approximately $8,634,000 primarily related to adjustments associated with the winding down of the business of USC and approximately $7,892,000 of SG&A and R&D operating expenses, partially offset by approximately $4,637,000 of gain from the sale of non-financial assets to Fagron. For additional information on discontinued operations, see Note 4, Discontinued Operations and Assets Held for Sale, to our consolidated financial statements included elsewhere in this Report.

Liquidity and Capital Resources

We have incurred net losses of approximately $26.5 million and $45.8 million for the years ended December 31, 2022 and 2021, respectively.  Since our inception, June 6, 2006, and through December 31, 2022, we have an accumulated deficit of approximately $304.6 million.  Since inception and through December 31, 2022, we have financed our operations principally through debt financing and through public and private issuances of common stock and preferred stock.  Since inception, we have raised a total of approximately $270.0 million in debt and equity financing transactions, consisting of approximately $28.5 million in debt financing and approximately $241.5 million in equity financing transactions.

On March 14, 2023, we entered into a securities purchase agreement with a single, healthcare-focused institutional investor for the purchase and sale of 16,500,000 shares of its common stock and pre-funded warrants to purchase up to 7,500,000 shares of common stock, together with warrants to purchase up to 48,000,000 shares of common stock. The closing of the offering occurred on March 16, 2023. Gross proceeds from the offering were approximately $3.0 million, before deducting fees and other estimated offering expenses. The offering was made pursuant to a previously filed and effective shelf registration statement on Form S-3. However, we will need additional funding in the near future to satisfy our existing and future obligations and liabilities and working capital needs, to support commercialization of our products, and for other purposes.  We intend to seek to satisfy future cash needs primarily through proceeds from equity or debt financings if available, loans, a partnership or other agreement regarding our commercial products, revenues relating to sales of our SYMJEPI and ZIMHI products, sales or out-licensing of intellectual property assets or other assets, products, product candidates or technologies, a merger, sale or reverse merger of the Company, or other strategic transaction. As described elsewhere in this Report, we have initiated and are engaged in a review of strategic alternatives.  However, there is no assurance that the Company will be successful in obtaining the necessary funding to sustain its operations or meet its business objectives.

As of December 31, 2022, we had cash and cash equivalents of approximately $1.1 million.  Total assets were approximately $10.9 million and $38.3 million as of December 31, 2022 and December 31, 2021, respectively.   Current liabilities exceeded current assets by approximately $2.1 million as December 31, 2022.

Net cash used in operating activities for the years ended December 31, 2022, and 2021, was approximately $25.9 million and $37.8 million, respectively. Net cash used in operating activities decreased approximately $12.0 million primarily due to working capital changes of approximately $9.6 million.

Net cash provided by investing activities was approximately $3.5 million and $0.3 million for the years ended December 31, 2022, and 2021, respectively. The net cash provided by investing activities increased primarily due to the increase in payment received from Fagron related to the USC Agreement.

Net cash provided by financing activities was approximately $0.3 million and $53.9 million for the years ended December 31, 2022, and 2021, respectively. Net cash provided by financing activities for the year ended December 31, 2022, was due to proceeds from the issuance of Series C Preferred Stock, as compared to proceeds from the issuance of common stock in an underwritten public offering, the exercise of investor warrants and proceeds from the Second Draw PPP Loan during the year ended December 31, 2021.

At December 31, 2022, we did not have any off balance sheet arrangements.

PPP Loans. As discussed in Note 12 to the financial statements included elsewhere herein, we applied for and obtained loan funding under the PPP pursuant to the PPP Loan and PPP Note in the principal amount of $3,191,700, the balance of which has been forgiven, and under the Second Draw PPP Loan and PPP2 Note in the principal amount of $1,765,495, the balance of which was also initially forgiven.  However, as a result of the investigation by the Civil Division described elsewhere under the heading “Legal Proceedings” and in Note 12 to the consolidated financial statements included elsewhere herein, in June 2022, the company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and related interest and fees.  Our PPP loans and applications for forgiveness of loan amounts remain subject to future review and audit by SBA or other federal or state regulatory authorities for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form.  If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to additional fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

For additional information concerning our debt and equity financing transactions, and our loan agreements, see Notes 10, 17 and 18 accompanying our consolidated financial statements included elsewhere herein.

As noted above under the heading “Going Concern and Management Plan,” through December 31, 2022, we have incurred substantial losses.  We will be required to obtain additional cash resources in the near term in order to support our operations and activities.  The availability of required additional funding cannot be assured.  As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions involving the issuance of equity securities. In addition, an adverse outcome in legal or regulatory proceedings in which we are or in the future could be involved could adversely affect our liquidity and financial position.  See Note 14, Legal Matters, of the notes to our consolidated financial statements included elsewhere herein.  If we are not able to obtain additional required equity or debt funding or funding from other sources, our cash resources could be depleted and we could be required to materially reduce or suspend operations, or seek dissolution and liquidation, or bankruptcy protection.  No assurance can be given as to the timing or ultimate success of obtaining future funds.  Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we realize additional significant revenues from our commercial products or obtain regulatory marketing approval for any additional pharmaceutical products and begin to realize revenues from sales of such additional products. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. In addition, as a result of the COVID-19 pandemic and actions taken to slow its spread, national or global developments, inflation or other economic considerations or other factors, there can be no assurance that deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing. In addition, as disclosed elsewhere in this Report, including in Part I, Item 3, “Legal Proceedings,” on May 11, 2021, both the USAO and the SEC have initiated investigations of the company relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. We or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas. There can be no assurance that any resolution of these matters and investigations with the USAO or SEC will not have a material and unfavorable or adverse outcome of the company. The foregoing matters could subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, payments, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and materially and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results.   The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

Material Cash Requirements

Based on our current and anticipated level of operations, we do not believe that our cash, cash equivalents and short-term investments, together with anticipated revenues from operations and cash inflows from other sources, and amounts that we expect to receive as a result of our sales of assets relating to our former USC business, will be sufficient to meet our anticipated operating expenses, capital expenditures and obligations for at least 12 months from the date of this Report.  In addition to the approximately $3.0 million of gross proceeds that we received in March 2023 from the sale of common stock, warrants and prefunded warrants, we require additional funding to sustain operations, satisfy our obligations and liabilities, fund our ongoing operations, or for other purposes.  We will seek to raise additional funds or seek funding from a variety of sources including proceeds from equity or debt financings if available, loans, revenues relating to sales of our SYMJEPI and ZIMHI products, sales or out-licensing of intellectual property assets or other assets, products, product candidates or technologies.  As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions involving the issuance of equity securities. Additional required capital may not be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders. If we do not receive required funding and are not able to engage in a merger, sale or other strategic transaction, we would likely be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection. As of December 31, 2022, we had an operating lease for office space for our offices in San Diego, California, with a remaining term expiring in November 2023.  Monthly rent through the remaining term of the lease is approximately $32,000 per month.  We also have a lease agreement for space located in Conway, Arkansas, relating to the compounding pharmaceutical products business formerly conducted by our USC subsidiary, with a current term expiring December 31, 2023.  As a result of the sale of assets pursuant to the USC Agreement and the winding down of USC’s remaining business, the company will not need the leased property. Monthly rent for the remaining term of this lease is approximately $10,800 per month.  The company is exploring alternatives with respect to termination of the lease or sub-lease of the property.  See Note 10 of the notes to the consolidated financial statements included elsewhere herein for additional information about our lease obligations.

We have entered into arrangements with clinical sites and clinical research organizations, or CROs, for the conduct of our clinical trials. We make payments to these clinical sites and CROs based in part on the number of eligible patients enrolled, the length of their participation in the clinical trials and activities undertaken by the clinical sites and CROs. At this time, due to the variability associated with clinical site agreements, CRO agreements and manufacturing agreements, we are unable to estimate with certainty the future costs we will incur, including in connection with the close-out of the Phase 2/3 clinical trial relating to Tempol which was substantially completed in December 2022, but such expenses may be material. In addition, we have entered into agreements and arrangements with third parties for the manufacture and supply of clinical and commercial materials and drug products, including for our SYMJEPI and ZIMHI products and our halted clinical trial for our Tempol product candidate. In some of our agreements with manufacturers, we have a production threshold commitment where we would be required to pay for maintenance fees if we do not meet certain periodic purchase order minimums. Maintenance fees for the twelve months ended December 31, 2022 and December 31, 2021 were $0 and $0, respectively. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. We intend to use our current financial resources to fund our obligations under these commitments. As disclosed elsewhere in this Report, on March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level, due to the potential clogging of the needle preventing the dispensing of epinephrine. USWM is handling the recall process for the company, with company oversight. SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. The ultimate costs of the recall and the allocation of costs of the recall, including the costs to us resulting from the recall, are unknown as of the date of this Report; however, the recall could cause the company to suffer reputational harm, depending on the resolution of matters relating to the recall could result in the company incurring additional financial costs and expenses which could be material, has adversely affected and could continue to adversely affect the supply of SYMJEPI products until manufacturing is resumed, and depending on the resolution of matters relating to the recall could have a material adverse effect on our business, financial condition, and results of operations.

Critical Accounting Estimates

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

Estimated Fair Value of Assets Held for Sale. As described in Note 4 - Discontinued Operations, in the notes to the consolidated financial statements appearing elsewhere in this Report, the company has $6.7 million of fixed assets held for sale and a $2.8 million valuation allowance for a total net fixed assets held for sale of $3.9 million as of December 31, 2022. On a quarterly basis, management assesses whether there are any indicators that the value of the company’s fixed assets held for sale may be impaired. When assets are identified by management as held for sale, management discontinues depreciating the assets and estimates the sales price, net of expected selling costs, of such assets. If the estimated sales price, net of expected selling costs, of the fixed assets, which have been identified as held for sale is less than the carrying value of the assets, a valuation allowance is established. In the absence of an executed sales agreement with a defined sales price, management’s estimate of the net sales price is based on assumptions, including but not limited to management’s estimates of comparable properties’ price per square foot, market rents, and market capitalization rates.

Of the fixed assets held for sale, the primary asset is USC’s land and building which continues to be actively marketed at a reasonable price-- at its fair value-- which is supported by a recent third-party valuation appraisal, which took into consideration comparable property’s price per square foot, market rents and market capitalization rates. As there has not been a definitive offer received as of the date of this Report, at December 31, 2022, we determined that USC’s land and building were not impaired as there is interest in the property and because the carrying value of the asset at $2.9 million is less than its appraised fair value at $3.2 million.

The remaining fixed assets held for sale are primarily comprised of Construction In Progress - Equipment (“CIP”) assets that were primarily for the expansion of USC’s operations and were to be placed into service contingent upon the completion of equipment validation and when the economy had recovered from the COVID-19 pandemic. During the year ended December 31, 2021, with the decision to wind down and cease USC’s operations, we recorded approximately $2.2 million in losses relating to the fair value of CIP included in the net loss from discontinued operations. Prefabricated cleanroom pods (“pods”) were the main components of CIP and had a carrying value of approximately $1.0 million at December 31, 2022. We received $0.2 million in 2022 and $0.8 million in 2023 for the purchase of the pods from a third-party. At December 31, 2022, the remaining assets were impaired and an impairment charge of approximately $0.2 million was recorded in the net loss from discontinued operations.

Warrant Liabilities. Warrants are accounted for in accordance with the applicable authoritative accounting guidance as either liabilities or as equity instruments depending on the specific terms of the agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss. The fair value measurement of the warrants issued by the company are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions include the expected volatility of the company’s stock, the company’s stock price at valuation date, expected time to maturity, expected dividend yield and average risk-free interest rate. The company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

Product Recall. The company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. The company, when establishing reserves for a product recall, considers cost estimates for any fees and incentives to customers for their effort to return the product, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs including costs incurred by contract manufacturers. Additionally, the company estimates product returns from consumers and customers across distribution channels, utilizing third- party data and other assumptions. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses.

Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including accounts receivable, inventory, accrued liabilities, net sales, gross profit, operating expenses and net income. In addition, estimating product recall reserves requires a degree of judgment in areas such as estimating consumer returns, shelf and in-stock inventory at retailers across distribution channels, fees and incentives to be earned by customers for their effort to return the products, future freight rates and consumers’ claims. The recall of certain lots of SYMJEPI from the marketplace was initiated in March 2022. As of the date of this Report, the Company believes that the product recall is substantially complete as customer returns to USWM were minimal in January 2023 and USWM has requested from the FDA that the voluntary product recall be lifted, although no assurance can be made. Total product recall costs incurred from inception through December 31, 2022, were approximately $2.5 million.

Recent Accounting Pronouncements

We periodically monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board for applicability to our operations. We do not expect the adoption of accounting pronouncements recently issued during 2022 to have a significant impact on our results of operations, financial position or cash flow.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

The following report is provided by management in respect of the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).   Based on the testing performed, management has concluded that as of December 31, 2022, our internal control over financial reporting was effective.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules that permit us to provide only management’s report in this Annual Report.

Limitations on the Effectiveness of Controls

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

 Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc.		8-K	10/26/04
2.2	Agreement and Plan of Merger by and among the Company, US Compounding, Inc., Ursula Merger Sub Corp. and Eddie Glover dated as of March 28, 2016		8-K	03/29/16
3.1	Restated Certificate of Incorporation of the Registrant		S-8	03/17/14
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated August 19, 2014		8-K	08/20/14
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock		8-K	01/26/16
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock		8-K	07/12/16
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	06/12/20
3.6	Certificate of Amendment to Restated Certificate of Incorporation		8-K	09/08/20
3.7	Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock		8-K	07/06/22
4.1	Amended and Restated Bylaws of the Company		8-K	06/22/20
4.2	Specimen stock certificate for common stock		8-K	04/03/09
4.3	Form of Common Stock Purchase Warrant		8-K	08/01/19
4.4	Description of the Registrant’s Capital Stock		10-K	04/15/21
4.5	Form of Common Stock Purchase Warrant		8-K	02/21/20
4.6	Amended and Restated Bylaws of the Company		8-K	06/17/22
4.7	Form of Common Stock Purchase Warrant		8-K	07/06/22
4.8	Form of Common Stock Purchase Warrant		8-K	03/14/23
4.9	Form of Prefunded Common Stock Purchase Warrant		8-K	03/14/23
10.1	2009 Equity Incentive Plan*		S-8	07/18/18
10.2	Form of Stock Option Agreement for option awards*		8-K	09/16/11
10.3	Form of Option Agreement for Non-Employee Directors*		8-K	01/13/11
10.4	Form of Stock Appreciation Rights Agreement for Non-employee Directors		10-Q	11/12/19
10.5	Form of Restricted Stock Unit Agreement*		10-K	03/30/17
10.6	Form of Indemnity Agreement with directors and executive officers*		8-K	01/13/11
10.7	Funding Agreement dated October 12, 1992, by and between Ben Franklin Technology Center of Southeastern Pennsylvania and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.8	Executive Employment Agreement between the Company and Dennis J. Carlo dated December 31, 2015*		10-K	03/23/16
10.9	Executive Employment Agreement between the Company and David J. Marguglio dated December 31, 2015*		10-K	03/23/16
10.10	Executive Employment Agreement between the Company and Robert O. Hopkins dated December 31, 2015*		10-K	03/23/16
10.11	Exclusive License and Asset Purchase Agreement dated as of August 1, 2013, by and among the Registrant, 3M Corp. and 3M Innovative Properties Company		8-K	08/06/13
10.12	Lease Agreement dated April 1, 2014, between the Registrant and Pacific North Court Holdings, L.P.		10-KT	03/26/15
10.13	First Amendment to Lease between the Registrant and Pacific North Court Holdings, L.P.		10-K	04/15/21
10.14	Registration Rights Agreement dated August 18, 2014, by and between the Company and Sio Partners LP, Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.16	Amended and Restated Registration Rights Agreement dated January 26, 2016		8-K	01/26/16
10.17	Purchase Agreement dated July 11, 2016		8-K	07/12/16
10.18	Registration Rights Agreement dated July 11, 2016		8-K	07/12/16
10.21	Compensation Committee Authorization Regarding Discretionary Payments		8-K	02/27/18
10.23	Executive Employment Agreement between the Company and Ronald B. Moss, M.D., dated as of February 28, 2017.*		10-K	03/30/17
10.24	Underwriting Agreement dated August 2, 2018		8-K	08/02/18
10.25	Distribution and Commercialization Agreement between the Company and Sandoz, Inc. **		10-Q	11/9/2018

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.26	Placement Agency Agreement between Maxim Group LLC and the Company dated February 20, 2020		8-K	02/21/20
10.27	Form of Securities Purchase Agreement dated February 21, 2020		8-K	02/21/20
10.28	Underwriting Agreement dated January 29, 2021		8-K	01/29/21
10.29	Underwriting Agreement dated September 18, 2020		8-K	09/18/20
10.30	August 2020 Amendment to Loan Amendment and Assumption Agreement		8-K	09/15/20
10.31	Amended Promissory Note		8-K	09/15/20
10.32	2020 Equity Incentive Plan *		8-K	08/24/20
10.33	Adamis Pharmaceuticals Corporation Bonus Plan *		8-K	06/22/20
10.35	Termination and Transfer Agreement between Sandoz Inc. and the Company ***+		10-Q	08/17/20
10.36	Transition Service Agreement ***+		10-Q	08/17/20
10.37	License Agreement between the Company and Matrix Biomed, Inc. ***+		10-Q	08/17/20
10.38	Distribution and Commercialization Agreement between the Company and USWM, LLC***		10-Q	08/17/20
10.39	Lease Agreement between the Company and Oil States Energy Services, LLC, as amended +		10-K	04/15/21
10.40	Promissory Note dated March 15, 2021		10-K	04/15/21
10.41	Underwriting Agreement		8-K	01/29/21
10.42	Asset Purchase Agreement effective as of July 30, 2021, by and among the Registrant, US Compounding, Inc.. and Fagron Compounding Services, LLC. +***		8-K	08/05/21
10.43	Supply Agreement Addendum by and among the Registrant, US Compounding Inc. and Fagron Compounding, LLC***		8-K	08/05/21
10.44	Settlement Agreement between the Company, US Compounding Inc., Nephron Pharmaceuticals Corporation, Nephron S.C., Inc., Nephron Sterile Compounding Center, LLC and certain other parties. +***		10-Q	11/22/21
10.45	First Amendment to Exclusive License Agreement dated November 9, 2021 between the Company and Matrix Biomed, Inc.***	X
10.46	Executive Employment Agreement between the Company and David J. Marguglio dated as of May 18, 2022		8-K	05/19/22
10.47	Separation Agreement and Release dated as of May 18, 2022, between the Company and Dennis J. Carlo		8-K	05/19/22
10.48	Executive Employment Agreement between the Company and David C. Benedicto dated as of June 22, 2022		8-K	06/24/22
10.49	Securities Purchase Agreement dated July 5, 2022, between the Company and the parties thereto.		8-K	07/06/22
10.50	Registration Rights Agreement dated July 5, 2022, between the Company and the parties thereto.		8-K	07/06/22
10.51	Form of Securities Purchase Agreement		8-K	03/14/23
21.1	Subsidiaries of the Registrant		10-K	04/15/21
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (See signature page)	X
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

+	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by SEC.
*	Represents a compensatory plan or arrangement.
**	We have received confidential treatment for certain portions of this exhibit.
***	Certain marked information (indicated by “[***]”) has been omitted from this exhibit as the registrant has determined it is both not material and is the type that the registrant customarily and actually treats as private or confidential.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California.

ADAMIS PHARMACEUTICALS CORPORATION

	By:	/s/ DAVID J. MARGUGLIO
David J. Marguglio
Dated: March 16, 2023		Chief Executive Officer

Power of Attorney

Each person whose signature appears below constitutes and appoints each of David J. Marguglio and David C. Benedicto, true and lawful attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DAVID J. MARGUGLIO	Chief Executive Officer and Director	March 16, 2023
David J. Marguglio

Principal Financial Officer and Principal Accounting Officer:

/s/ DAVID C. BENEDICTO	Chief Financial Officer	March 16, 2023
David C. Benedicto

Directors:

/s/ RICHARD C. WILLIAMS	Chairman	March 16, 2023
Richard C. Williams

/s/ HOWARD C. BIRNDORF
Howard C. Birndorf	Director	March 16, 2023

/s/ MEERA J. DESAI	Director	March 16, 2023
Meera J. Desai

/s/ VICKIE S. REED	Director	March 16, 2023
Vickie S. Reed

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

DECEMBER 31, 2022 AND 2021

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 243)	F-1 - F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Mezzanine Equity and Stockholders’ (Deficit) Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to the Consolidated Financial Statements	F-8 - F-42

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Adamis Pharmaceuticals Corporation

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adamis Pharmaceuticals Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, mezzanine equity and stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated Fair Value of Assets Held for Sale

As described in Note 4 to the consolidated financial statements, the Company has $2.9 million of fixed assets held for sale related to the land and building as of December 31, 2022. On a quarterly basis, management reassesses the fair value less costs to sell of the land and buildings held for sale and recognizes a loss when the carrying value exceeds the fair value less cost to sell, or a gain when the fair value less costs to sell increases, limited to the cumulative loss previously recognized. In the absence of an executed sales agreement with a defined sales price, management’s estimate of the fair value is based on assumptions, including but not limited to management’s estimates of comparable properties’ price per square foot, market rents, and market capitalization rates.

We identified the estimated fair value of land and buildings held for sale as a critical audit matter. Auditing the fair value of the land and building involved especially subjective and complex auditor judgment due to the significant judgment used by management to develop these estimates; the significant audit effort in evaluating the significant assumptions related to estimates of comparable properties’ price per square foot, market rents, and market capitalization rates; and the extent of specialized skills or knowledge needed in evaluating the reasonableness of estimates of comparable properties’ price per square foot, market rents, and market capitalization rates.

The primary procedures we performed to address this critical audit matter included:

•	Compared the condition of the land and building held for sale to the properties in management’s fair value analysis.

•	Utilizing personnel with specialized knowledge and skill in real estate and personal property appraisals we evaluated the appropriateness of the methods to estimate fair value and net sales price and the reasonableness of significant assumptions related to estimates of comparable properties’ price per square foot, market rents, and market capitalization rates.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2020.

San Diego, California

March 16, 2023

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,081,364	$23,220,770
Restricted Cash	30,068	30,023
Accounts Receivable	1,054,058	815,565
Receivable from Fagron	30,951	5,084,452
Inventories	1,238,778	418,607
Prepaid Expenses and Other Current Assets	1,884,015	1,313,546
Current Assets of Discontinued Operations, Note 4	3,952,916	4,320,659
Total Current Assets	9,272,150	35,203,622
LONG TERM ASSETS
Fixed Assets, net	1,288,894	2,334,768
Right-of-Use Assets	317,622	650,460
Other Non-Current Assets	52,174	109,137
Total Assets	$10,930,840	$38,297,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$7,937,493	$3,754,010
Deferred Revenue, current portion	27,779	100,000
Accrued Other Expenses	1,510,053	2,800,241
Accrued Bonuses	—	535,624
Product Recall Liability	305,806	2,000,000
Lease Liabilities, current portion	342,562	349,871
Current Liabilities of Discontinued Operations, Note 4	1,272,173	1,683,246
Total Current Liabilities	11,395,866	11,222,992
LONG TERM LIABILITIES
Deferred Revenue, net of current portion	178,247	750,000
Lease Liabilities, net of current portion	—	342,562
Warrant Liabilities, at fair value	7,492	99,655
Total Liabilities	11,581,605	12,415,209
COMMITMENTS AND CONTINGENCIES, see Note 16

Convertible Preferred Stock - Par Value $ .0001; 10,000,000 Shares Authorized: Series C Preferred Stock 3,000 Shares Authorized, liquidation preference $110 per share; 3,000 and 0 Issued and Outstanding at December 31, 2022 and 2021, respectively, Note 18	157,303	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Common Stock - Par Value $0.0001; 200,000,000 Shares Authorized; 150,506,222 and 150,117,219 Issued, 149,983,265 and 149,594,262 Outstanding at December 31, 2022 and 2021, respectively.	15,051	15,012
Additional Paid-in Capital	303,746,217	303,958,829
Accumulated Deficit	(304,564,086)	(278,085,813)
Treasury Stock, at cost - 522,957 Shares at December 31, 2022 and 2021.	(5,250)	(5,250)
Total Stockholders’ (Deficit) Equity	(808,068)	25,882,778
Total Liabilities, Mezzanine Equity and Stockholders’ (Deficit) Equity	$10,930,840	$38,297,987

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021
REVENUE, net	$4,756,078	$2,208,680
COST OF GOODS SOLD	6,187,486	6,872,131
Gross Loss	(1,431,408)	(4,663,451)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,247,594	16,143,585
RESEARCH AND DEVELOPMENT	10,379,964	11,262,373
Loss from Operations	(25,058,966)	(32,069,409)

OTHER INCOME (EXPENSE)
Interest Income (Expense)	44,126	(6,649)
Other Income	—	7,216
Loss on Fagron Variable Consideration, net	(962,619)	—
Gain on Insurance Proceeds	600,000	—
Gain on Forgiveness of PPP Loans	—	5,009,590
Gain on Employee Retention Credit	875,307	—
PPP2 Loan Contingent Loss	(1,787,417)	—
Change in Fair Value of Warrant Liabilities	92,163	(7,540,305)
Total Other Income (Expense), net	(1,138,440)	(2,530,148)
Net Loss from Continuing Operations before Income Taxes	(26,197,406)	(34,599,557)
Income Tax Expense	(2,000)	(796)
Net Loss from Continuing Operations	$(26,199,406)	$(34,600,353)
DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations before Income Taxes	(278,867)	(11,294,433)
Income Taxes - Discontinued Operations	—	66,588
Net Loss from Discontinued Operations	(278,867)	(11,227,845)
Net Loss Applicable to Common Stock	$(26,478,273)	$(45,828,198)

Basic & Diluted Loss Per Share:
Continuing Operations	$(0.17)	$(0.24)
Discontinued Operations	$—	$(0.08)
Basic & Diluted Loss Per Share	$(0.18)	$(0.32)

Basic & Diluted Weighted Average Shares Outstanding	149,851,278	144,157,229

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Convertible Preferred Stock (Mezzanine Equity)		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance December 31, 2020	—	$—	94,365,015	$9,437	$238,234,968	522,957	$(5,250)	$(232,257,615)	$5,981,540
Common Stock Issued, net of issuance cost of $3,330,752	—	—	46,621,621	4,661	48,414,585	—	—	—	48,419,246
Exercise of Warrants	—	—	8,356,000	836	5,851,064	—	—	—	5,851,900
Close-out of Warrant Liabilities Due to Warrant Exercise	—	—	—	—	9,441,650	—	—	—	9,441,650
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSU)	—	—	774,583	78	(78)	—	—	—	—
Share Based Compensation	—	—	—	—	2,016,640	—	—	—	2,016,640

Net Loss	—	—	—	—	—	—	—	(45,828,198)	(45,828,198)
Balance December 31, 2021	—	—	150,117,219	$15,012	$303,958,829	522,957	$(5,250)	$(278,085,813)	$25,882,778
Issuance of Series C Preferred Stock, net of issuance costs of $8,300	3,000	157,303	—	—	—	—	—	—	—
Issuance of 750,000 Warrants, pursuant to the Series C Preferred Stock issuance, net of issuance costs of $6,700	—	—	—	—	127,697	—	—	—	127,697
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—	389,003	39	(39)	—	—	—	—
Share Based Compensation	—	—	—	—	(340,270)	—	—	—	(340,270)
Net Loss	—	—	—	—	—	—	—	(26,478,273)	(26,478,273)
Balance December 31, 2022	3,000	$157,303	150,506,222	$15,051	$303,746,217	522,957	$(5,250)	$(304,564,086)	$(808,068)

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(26,478,273)	$(45,828,198)
Less: Loss from Discontinued Operations	278,867	11,227,845
Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating Activities:
Stock Based Compensation	(340,270)	1,982,905
Gain on Forgiveness of PPP Loans	—	(5,009,590)
Provision for Excess and Obsolete Inventory	—	1,044,607
Loss on True-up of Fagron Variable Consideration	993,571	—
Change in Fair Value of Warrant Liability	(92,163)	7,540,305
Cash Payments in Excess of Lease Expense	(17,033)	(6,227)
Depreciation and Amortization Expense	1,483,500	1,435,744
Change in Operating Assets and Liabilities:
Accounts Receivable	(238,493)	(573,344)
Receivable from Fagron	(30,951)	(6,492,321)
Inventories	(820,171)	(236,153)
Prepaid Expenses and Other Current & Non-current Assets	(513,506)	(80,842)
Accounts Payable	3,934,091	1,908,597
Contingent Loss Liability	—	(7,900,000)
Product Recall Liability	(1,694,194)	2,000,000
Deferred Revenue	(643,974)	(100,000)
Accrued Other Expenses and Bonuses	(1,333,629)	675,329
Net Cash Used in Operating Activities of Continuing Operations	(25,512,628)	(38,411,343)
Net Cash (Used in) Provided by Operating Activities in Discontinued Operations	(387,878)	626,046
Net Cash Used in Operating Activities	(25,900,506)	(37,785,297)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(680,417)	(1,223,449)
Proceeds from Sale of Assets to Fagron	4,090,881	1,407,869
Net Cash Provided by - Investing Activities of Continuing Operations	3,410,464	184,420
Net Cash Provided by Investing Activities of Discontinued Operations	73,445	98,317
Net Cash Provided by Investing Activities	3,483,909	282,737

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	—	51,749,998
Costs of Issuance of Common Stock	—	(3,330,752)
Proceeds from Issuance of Series C Preferred Stock warrants	300,000	—
Costs of Issuance of Series C Preferred Stock and warrants	(15,000)	—
Proceeds from Exercise of Warrants	—	5,851,900
Proceeds of PPP Loans	—	1,765,495
Net Cash Provided by Financing Activities of Continuing Operations	285,000	56,036,641
Net Cash Used in Financing Activities of Discontinued Operations	—	(2,100,796)
Net Cash Provided by Financing Activities	285,000	53,935,845
(Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(22,131,597)	16,433,285
Cash and Cash Equivalents and Restricted Cash:
Beginning, December 31, 2021	23,250,793	6,748,945
Change in Cash and Cash Equivalents of Discontinued Operations	(7,764)	68,563
Ending, December 31, 2022	$1,111,432	$23,250,793

The accompanying notes are an integral part of these Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021
RECONCILIATION OF CASH & CASH EQUIVALENTS AND RESTRICTED CASH
Cash & Cash Equivalents	$1,081,364	$23,220,770
Restricted Cash	30,068	30,023
Total Cash & Cash Equivalents and Restricted Cash	$1,111,432	$23,250,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$3,651	$4,125
Cash Paid for Interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Fixed Asset Additions included in Accrued Expenses	$242,790	$49,185
Forgiveness of PPP Loans	$—	$5,009,590

The accompanying notes are an integral part of these Consolidated Financial Statements

Notes to the Consolidated Financial Statements

NOTE 1:	NATURE OF BUSINESS

Adamis Pharmaceuticals Corporation (the “Company,” “Adamis Pharmaceuticals” or “Adamis”) has three wholly-owned subsidiaries: Adamis Corporation; U.S. Compounding, Inc. (“USC”); and Biosyn, Inc.

Adamis is a specialty biopharmaceutical company primarily focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease.

The Company’s SYMJEPI® (epinephrine) Injection is approved by the FDA for use in the emergency treatment of acute allergic reactions, including anaphylaxis. The Company’s ZIMHI® (naloxone) Injection is approved for the treatment of opioid overdose. Adamis operates under one operating segment.

USC, which was registered as a drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act and the U.S. Drug Quality and Security Act, provided prescription compounded medications, including compounded sterile preparations and non-sterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients in many states throughout the United States. USC also provided certain veterinary pharmaceutical products for animals. In July 2021, we sold certain assets relating to USC’s human compounding pharmaceutical business and approved a restructuring process to wind down the remaining USC business and sell, liquidate or otherwise dispose of the remaining USC assets.  Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer selling compounded pharmaceutical or veterinary products.

NOTE 2:	GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, negative cash flows from operations, and is dependent on additional financing to fund operations. We incurred a net loss of approximately $26.5 million and $45.8 million for the years ended December 31, 2022 and 2021. As of December 31, 2022, the Company had cash and cash equivalents of approximately $1.1 million and an accumulated deficit of approximately $304.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company will need additional funding to sustain operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s operations and business activities and working capital needs. Management’s plans include attempting to secure additional required funding through equity or debt financings if available, seeking to enter into one or more strategic agreements regarding, or sales or out-licensing of, intellectual property or other assets, products, product candidates or technologies, seeking to enter into agreements with third parties to co-develop and fund research and development efforts, revenues from existing agreements, a merger, sale or reverse merger of the Company, or other strategic transaction. There is no assurance that the Company will be successful in obtaining the necessary funding to sustain its operations or meet its business objectives. The process of obtaining funding, or the terms of a strategic transaction, could result in significant dilution to our existing stockholders. In addition, a severe or prolonged economic downturn, political disruption or pandemic, such as the COVID-19 pandemic, could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.

NOTE 3:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include Adamis Pharmaceuticals and its wholly-owned operating subsidiaries. All significant intra-entity balances and transactions have been eliminated in consolidation.

Accounting Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include warrant liabilities, valuing equity securities in share-based payments, estimating the useful lives of depreciable and amortizable assets, estimates related to the calculation of the variable consideration from the Company’s transaction with Fagron in the connection with the sale of certain assets of US Compounding and estimates associated with the assessment of impairment for long-lived assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2022. At December 31, 2021, cash equivalents were comprised of money market funds .

Restricted cash are certificates of deposit that are the underlying for the Company’s credit card.

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect on outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and credit to allowance for doubtful accounts. Uncollectible amounts are based on the Company’s history of past write-offs and collections and current credit conditions. Allowance for doubtful accounts as of December 31, 2022 and 2021 was $0.

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

Leases

The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, the Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when we are reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For our operating leases, if the interest rate used to determine the present value of future lease payments is not readily determinable, the Company estimates its incremental borrowing rate as the discount rate for the lease. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components.

Other Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as fixed assets and right-of-use assets for impairment. The carrying value of fixed assets and right-of use assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors which the Company considers to be triggering events for impairment review include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, a current period operating loss or cash flow decline combined with a history of operating loss or cash flow uses or a projection that demonstrates continuing losses and a current expectation that, it is more likely than not, a long-lived asset will be disposed of at a loss before the end of its estimated useful life. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If the assets are not recoverable, the impairment charge is measured as the amount by which the carrying value of the asset group exceeds the fair value.

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

Product Recall

The Company establishes reserves for product recalls on a product-specific basis when circumstances giving rise to the recall become known. The Company, when establishing reserves for a product recall, considers cost estimates for any fees and incentives to customers for their effort to return the product, freight and destruction charges for returned products, warehouse and inspection fees, repackaging materials, point-of-sale materials and other costs including costs incurred by contract manufacturers. Additionally, the Company estimates product returns from consumers and customers across distribution channels, utilizing third- party data and other assumptions. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall reserves are either insufficient to cover or exceed the estimated product recall expenses. Significant changes in the assumptions used to develop estimates for product recall reserves could affect key financial information, including accounts receivable, inventory, accrued liabilities, net sales, gross profit, operating expenses and net income. In addition, estimating product recall reserves requires a high degree of judgment in areas such as estimating consumer returns, shelf and in-stock inventory at retailers across distribution channels, fees and incentives to be earned by customers for their effort to return the products, future freight rates and consumers’ claims. During the year ended December 31, 2021, the company recorded products recall reserves, specifically for the recall of certain lots of SYMJEPI from the marketplace that was initiated in March 2022. Aside from the approximately $0.3 million product recall reserve related to SYMJEPI remaining at December 31, 2022, there were no new product-specific recall reserves recorded during the year ended December 31, 2022. The Company reviews the product recall reserve for adequacy and adjusts the product recall accrual, if necessary, based on actual experience and estimated costs to be incurred. Product recall costs are recorded as contra-revenue to the extent of sales recorded related to the recalled product. Product recall costs in excess of the revenue amount originally recorded on the recalled product are recorded as additional selling expense.

Cost of Goods Sold

The Company’s cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses.

Stock-Based Compensation

The Company accounts for transactions in which the Company receives employee services in exchange for restricted stock units (“RSUs”) or options to purchase common stock as stock-based compensation cost based on estimated fair value. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Black-Scholes option-pricing model, however, relies on unobservable inputs, in which any significant change in the unobservable inputs reasonably could result in a significantly higher or lower fair value measurement at the reporting date, resulting in higher or lower stock-based compensation that could be material to the Company’s financial statements.

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

The Company sold USC related customer relationship intangibles in the calendar year 2021 and the remaining USC assets and liabilities are classified as held for sale in discontinued operations, and the related tax benefit of approximately $67,000 was allocated to discontinued operations.

Basic and Diluted Net Loss Per Share

    Under ASC 260, the Company is required to apply the two-class method to compute earnings per share (or, EPS). Under the two-class method both basic and diluted EPS are calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings. The two-class method results in an allocation of all undistributed earnings as if all those earnings were distributed. Considering the Company has generated losses in each reporting period since its inception through December 31, 2022, the Company also considered the guidance related to the allocation of the undistributed losses under the two-class method. The contractual rights and obligations of the preferred stock shares were evaluated to determine if they have an obligation to share in the losses of the Company. As there is no obligation for the preferred stock shareholders to fund the losses of the Company nor is the contractual principal or redemption amount of the preferred stock shares reduced as a result of losses incurred by the Company, under the two-class method, the undistributed losses will be allocated entirely to the common stock securities.

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The diluted loss per share calculation is based on the if-converted method for convertible preferred shares and gives effect to dilutive if-converted shares and the treasury stock method and gives effect to dilutive options, warrants and other potentially dilutive common stock. The preferred stock, however, is not considered potentially dilutive due to the contingency on the conversion feature not being tied to stock price or price of the convertible instrument. The common stock equivalents were anti-dilutive and were excluded from the calculation of weighted average shares outstanding. Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the years ended December 31, 2022 and December 31, 2021, consist of outstanding warrants covering 14,952,824 shares and 14,202,824 shares, respectively, outstanding options covering 4,436,362 shares and 4,985,415 shares, respectively and outstanding restricted stock units covering 650,000 shares and 1,039,003 shares, respectively.

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. Our chief executive officer, who is our chief operating decision maker (“CODM”), manages our operations as operating in two business segments: Drug Development and Commercialization which includes without limitation out-licensing the Company’s FDA approved products; and Compounded Pharmaceuticals which includes the Company’s registered outsourcing facility, based on changes to the way that management monitors performance, aligns strategies, and allocates resources results. We determined that each of these operating segments represented a reportable segment.

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

Assets classified as held for sale that are not sold after the initial one-year period are assessed to determine if they meet the exception to the one-year requirement to continue being classified as held for sale. The primary asset that is held for sale is the USC property with a carrying value of $2.9 million. At December 31, 2022, the Company determined that the exception criteria to continue held for sale classification were met as the Company initiated actions to respond to changes in circumstances and the USC property is being actively marketed at a reasonable price based on its recent market valuation.

The Company disposed of a component of its business in August 2021 and met the definition of a discontinued operation as of December 31, 2021. Accordingly, the major current assets, noncurrent assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations as of December 31, 2022 and 2021, and the operating results of the business disposed are reported as loss from discontinued operations in the accompanying consolidated statement of operations for the years ended December 31, 2022 and 2021. For additional information, see Note 4 - Discontinued Operations.

NOTE 4:	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In August 2021, we announced our agreement with Fagron Compounding Services, LLC (“Fagron”) to sell to Fagron certain assets of our subsidiary, US Compounding, Inc., related to its human compounding pharmaceutical business including certain customer information and information on products sold to such customers by USC, including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products. The agreement included fixed consideration of approximately $107,000 and variable consideration estimated at approximately $6,385,000. As of December 31, 2021 the Company recorded a gain of approximately $4,637,000 within discontinued operations related to this asset sale to Fagron, which was the total estimated consideration net of approximately $1,856,000 of allocated costs related to USC’s customer relationships intangible that was sold to Fagron. The variable consideration is tied to Fagron’s sales to former USC customers over the twelve-month-period commencing on the agreement date. The Company used the expected value method to estimate Fagron’s sales over the twelve-month period following the agreement date. In connection with the transaction, the Company accrued a $700,000 liability for a transaction fee payable to a financial advisor as of December 31, 2021 which was recorded in selling, general and administrative expenses of continuing operations and paid in 2022. As of December 31, 2022, the total amount received in connection with this purchase agreement was approximately $5,500,000, resulting in an earnout true-up of approximately $962,000 in loss recorded as other expense in the Company’s consolidated statement of operations.

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

Fixed assets held for sale at December 31, 2022 and December 31, 2021 were approximately $6,700,000 and $6,800,000, respectively, with approximately $2,800,000 and $2,600,000 valuation allowance, respectively, for a total net fixed assets held for sale of approximately $3,900,000 and $4,200,000, respectively.

On a quarterly basis, management reassesses the fair value less costs to sell of the land and buildings held for sale and recognizes a loss when the carrying value exceeds the fair value less cost to sell, or a gain when the fair value less costs to sell increases, limited to the cumulative loss previously recognized. In the absence of an executed sales agreement with a defined sales price, management’s estimate of the fair value is based on assumptions, including but not limited to management’s estimates of comparable properties’ price per square foot, market rents, and market capitalization rates.

The primary fixed asset held for sale is USC’s land and building which, although there has not been a definitive offer on it, the land and building continues to be actively marketed. Absent a definitive offer, in the Company’s estimation, marketing the land and building at its recent appraised value of $3,200,000, which is supported by a third-party valuation that took into consideration comparable property’s price per square foot, market rents and market capitalization rates, was a reasonable price. Given that the carrying value of USC’s land and building at approximately $2,900,000 is less approximately $3,008,000 (its appraised fair value of approximately $3,200,000 less its anticipated cost to sell of approximately 6%), the Company determined at December 31, 2022, that USC’s land and building were not impaired.

The remaining fixed assets held for sale are primarily comprised of Construction In Progress - Equipment (“CIP”) assets that were primarily for the expansion of USC’s operations and were to be placed into service contingent upon the completion of equipment validation and when the economy had recovered from the COVID-19 pandemic. During the year ended December 31, 2021, with the decision to wind down and cease USC’s operations, we recorded approximately $2,200,000 in losses relating to the fair value of CIP included in the net loss from discontinued operations. Prefabricated cleanroom pods (“pods”) were the main components of CIP and had a carrying value of approximately $972,000 at December 31, 2022. The Company received approximately $208,000 in 2022 and approximately $832,000 in 2023 for the purchase of the pods from a third-party. At December 31, 2022, the remaining assets were impaired and an impairment charge of approximately $200,000 was recorded in the net loss from discontinued operations.

In August 2021, the Company and its wholly-owned USC subsidiary entered into an Asset Purchase Agreement effective as of August 31, 2021 with a third party buyer, providing for the sale and transfer by USC of certain assets related to USC’s veterinary compounded pharmaceuticals business. The sale covers the transfer of all the veterinary business customers’ information belonging to USC or in USC’s control and possession and USC’s know how, information and expertise regarding the veterinary business. Pursuant to the agreement, the buyer agreed to pay the Company, for any sales of products in USC’s veterinary products list or equivalent products made to the customers included in the agreement during the five-year period after the date of the agreement, an amount equal to twenty percent (20%) of the amount actually collected by the buyer on such sales during the period ending three months after the end of such five year period. As of December 31, 2022, the Company has not recognized an amount under this agreement.

Discontinued operations comprise those activities that were disposed of during the period, abandoned or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that was previously distinguished as Compounded Pharmaceuticals segment.

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

The major assets and liabilities associated with discontinued operations included in our consolidated balance sheets are as follows:

	December 31, 2022	December 31 2021
Carrying amounts of major classes of assets included as part of discontinued operations

Cash and Cash Equivalents	$30,085	$37,849
Accounts Receivable, net	—	693
Inventories	—	12,000
Fixed Assets, Held for Sale (i)	6,719,252	6,799,090
Other Assets	5,407	72,469
Less: Loss recognized on classification as held for sale (i)	(2,801,828)	(2,601,442)
Total assets of the disposal group classified as discontinued operations in the statement of financial position	$3,952,916	$4,320,659

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts Payable	$649,633	$681,646
Accrued Other Expenses	75,602	133,313
Lease Liabilities	243,008	412,357
Contingent Loss Liability	50,000	410,000
Other Current Liabilities	208,000	—
Deferred Tax Liability, net	45,930	45,930
Total liabilities of the disposal group classified as discontinued operations in the statement of financial position	$1,272,173	$1,683,246

(i)	In January 2023, the Company sold the pods with a carrying value of approximately $1.0 million for approximately $1.0 million.

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2022	2021
Major line items constituting pretax loss of discontinued operations
REVENUE, net	$—	$6,216,545
COST OF GOODS SOLD	—	(5,620,313)
	—	596,232

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(462,274)	(7,802,066)
RESEARCH AND DEVELOPMENT	—	(89,710)
Impairment Expense – Intangible	—	(3,835,158)
Impairment Expense – Goodwill	—	(868,412)
Impairment Expense – Inventory	—	(871,180)
Impairment Expense – Right of Use Asset	—	(448,141)
Impairment Expense – Fixed Assets	(200,386)	(9,346)
Loss from Held for Sale Classification	—	(2,601,442)
	(662,660)	(15,929,223)
OTHER INCOME (EXPENSE)
Interest Expense	—	(70,903)
Interest Income	45	45
Change in Estimate of Contingent Liability	360,000	—
Gain on Sale of Assets to Fagron	—	4,636,702
Gain on Sale of Fixed Assets	15,138	—
Other Income	8,610	68,946
Net Loss from discontinued operations before income taxes	(278,867)	(11,294,433)
Income Tax Benefit	—	66,588
Net Loss from discontinued operations	$(278,867)	$(11,227,845)

Discontinued Operations - Revenue

Compounded Pharmaceuticals Facility Revenue Recognition. With respect to sales of prescription compounded medications by the Company’s USC subsidiary, revenue arrangements consisted of a single performance obligation which is satisfied at the point in time when goods are delivered to the customer. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer which is the price reflected in the individual customer’s order. Additionally, the transaction price for medication sales is adjusted for estimated product returns that the Company expects to occur under its return policy. The estimate is based upon historical return rates, which has been immaterial.  The standard payment terms are 2%/10 and Net 30. The Company does not have a history of offering a broad range of price concessions or payment term changes, however, when the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.  Variable consideration is not a significant component of the transaction price for sales of medications by USC.

Discontinued Operations - Lease

USC has two operating leases, one for an office space and one for office equipment. As of December 31, 2022, the leases have remaining terms between one year and less than four years. The operating leases do not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants. The company leases a building which requires monthly base rent of $10,824 through December 31, 2023.

As part of the restructuring process to wind down and cease the operations at USC, the Company is working to cancel or transfer the leases of the discontinued operations. During the year ended December 31, 2021, the Right-of-Use assets related to the leases of approximately $448,000 were fully impaired because there is no benefit expected from the subject leases. As of December 31, 2022 and 2021, the liabilities of the discontinued operations include approximately $243,000 and $412,000 in lease liabilities, respectively.

Discontinued Operations - Impairments

Impairment of Intangibles—For the year ending December 31, 2021, USC’s intangible assets were fully impaired as a result of the decision to wind down and cease USC’s operations. Prior to that impairment, approximately $1,856,000 of USC’s customer relationships intangible asset was allocated to the asset sale to Fagron. That amount is recorded within the gain from sale of assets of discontinued operations. The remaining intangibles had a carrying balance of approximately $3,835,000, which were fully impaired during the year ended December 31, 2021. USC’s intangible assets had a carrying value of $0 at December 31, 2022 and December 31, 2021.

Impairment of Goodwill—In the third quarter of 2021, USC’s Goodwill was completely impaired, since there are no more expected future cash flows relating to USC’s Goodwill as a result of the decision to wind down and cease operations. USC recognized an impairment expense of approximately $868,000 related to USC’s Goodwill for the year ended December 31, 2021. The carrying value of Goodwill at December 31, 2022 and December 31, 2021 was $0.

Loss from Held for Sale Classification—For the year ended December 31, 2021, USC’s fixed assets were impaired as a result of meeting the criteria to be classified as held for sale. USC determined that the fair value, less costs to sell, of the disposal group was lower than the book values of certain assets, thus USC recorded fixed asset impairments related to the held for sale classification of $2,601,442 for the year ended December 31, 2021. The Company made certain estimates and relied on its appraisals, vendor quotes, and its judgement in order to estimate the fair value of USC’s fixed assets and believes USC’s fixed assets are fairly valued as of December 31, 2021. For the year ended December 31, 2022, the Company continued to rely on appraisals, vendor quotes and its judgement in its impairment analysis, which resulted in the further impairment of fixed assets (other than the USC property) by approximately $200,000 to net the remaining, unsold CIP and equipment to $0 book value, due to uncertainty of the ability to sell these remaining assets. The USC property with a carrying value of approximately $2,946,000 remains actively and reasonably marketed at its fair value of approximately $3,200,000 which is based on its most recent valuation. Due to the nature of estimates, the actual amounts realized upon sale may be more than or less than estimated fair value of the fixed assets. Any difference will be recognized as a gain or loss in discontinued operations of future financial statements.

Impairment of Right of Use (ROU) Assets—For the year ended December 31, 2021, USC’s ROU assets related to leases were impaired as a result of the decision to wind down and cease operations. USC determined that the future expected cash flows to be generated by those ROU assets were $0, thus USC recorded a full impairment totaling approximately $448,000 during the year ended December 31, 2021. The balance of USC’s ROU assets at December 31, 2022 and December 31, 2021 was $0.

Impairment of Inventory—For the year ended December 31, 2021, USC’s Inventory was impaired as a result of the decision to wind down and cease operations. USC determined that certain inventories needed to be destroyed or that the net realizable value (NRV) for certain inventories was lower than cost, resulting in an impairment expense recognition of approximately $871,000 related to its inventory for the year ended December 31, 2021. Approximately $598,000 of the impairment was related to chemicals and non-sellable finished goods that were destroyed, and approximately $273,000 of the impairment was related to devices which were impaired based on a NRV analysis that showed the device costs exceeded recent sales prices. In June 2022, the devices were sold. The balance of USC’s inventory at December 31, 2022 and 2021 was $0 and $12,000.

USC inventories at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Finished Goods	$—	$—
Devices	—	12,000
Inventories	$—	$12,000

Reserve for obsolescence as of December 31, 2022 and 2021 was $0.

Restructuring Costs

Due to the facts and circumstances detailed above, the Company has identified three major types of restructuring activities related to the disposal of USC in addition to the approximately $8.6 million of asset impairments detailed above. These three types of activities are employee terminations, contract termination costs, and chemical destruction costs. For those restructuring activities, the Company recorded approximately $920,000 for employee termination costs, approximately $410,000 for contract termination costs, and approximately $422,000 for chemical destruction costs for the year ended December 31, 2021 within selling, general and administrative expenses of discontinued operations. The estimated amount of approximately $410,000 of contract termination cost was related to the termination of a contract between USC and a vendor. The amount for contract termination cost was recorded as a loss contingency as the Company believes a loss is probable and can be reasonably estimated. The Company records accruals for loss contingencies associated with legal matters when the Company determines it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. Where a material loss contingency is reasonably possible and the reasonably possible loss or range of possible loss can be reasonably estimated, U.S. GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. The following summarizes the restructuring activities and their related accruals as of December 31, 2022:

	Contract	Chemical
	Termination Cost	Destruction Costs	Total
Balance at December 31, 2021	$410,000	$3,023	$413,023
Decrease from change in estimate	(360,000)	—	(360,000)
Payments	—	(3,023)	(3,023)
Balance at December 31, 2022	$50,000	$—	$50,000

At December 31, 2021, the liabilities of approximately $410,000 related to the contract termination costs was recorded in contingent loss liability of discontinued operations. In December 2022, the Company received communication from vendor’s attorney that the contract termination could be settled with payment. The Company offered payment of $50,000 as a settlement and the vendor agreed. As such, the Company reversed $360,000 of the loss previously recognized as the criteria for liability derecognition was met. The Company paid the vendor $50,000 in January 2023. The liability of approximately $3,000 related to chemical destruction costs was paid in the second quarter of fiscal year 2022.

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

As of December 31, 2022 and December 31, 2021, there was no outstanding principal balance owed on the applicable. The loan bore an interest of 6.00% per year and interest expense for the years ended December 31, 2022 and 2021 was approximately $0 and $49,000, respectively. The amount of interest allocated to the discontinued operations was based on the legal obligations of USC.

NOTE 5:	REVENUES

Revenue from Contracts with Customers

Revenue is recognized pursuant to ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606).

Adamis is a specialty biopharmaceutical company focused on developing and commercializing products in various therapeutic areas, including allergy, opioid overdose, respiratory and inflammatory disease. The Company’s subsidiary US Compounding, Inc. or USC, (a discontinued operation – see Note 4) provided compounded sterile prescription medications and certain nonsterile preparations and compounds, for human and veterinary use by patients, physician clinics, hospitals, surgery centers, vet clinics and other clients throughout most of the United States. USC’s product offerings broadly include, among others, corticosteroids, hormone replacement therapies, hospital outsourcing products, and injectables.  In July 2021, we sold certain assets relating to USC’s human compounding pharmaceutical business and approved a restructuring process to wind down the remaining USC business and sell, liquidate or otherwise dispose of the remaining USC assets.  Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer selling compounded pharmaceutical or veterinary products.

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

Under the terms of the USWM Agreement, the Company appointed USWM as the exclusive (including as to the Company) distributor of SYMJEPI in the United States and related territories (“Territory”) effective upon the termination of a Distribution and Commercialization Agreement previously entered into with Sandoz Inc., and of the ZIMHI product approved by the U.S. Food and Drug Administration (“FDA”) for marketing, and granted USWM an exclusive license under the Company’s patent and other intellectual property rights and know-how to market, sell, and otherwise commercialize and distribute the products in the Territory, subject to the provisions of the USWM Agreement, in partial consideration of an initial payment by USWM and potential regulatory and commercial based milestone payments totaling up to $26 million, if the milestones are achieved. There can be no assurances that any of these milestones will be met or that any milestone payments will be paid to the Company.  The Company retains rights to the intellectual property subject to the USWM Agreement and to commercialize both products outside of the Territory.  In addition, the Company may continue to use the licensed intellectual property (excluding certain of the licensed trademarks) to develop and commercialize other products (with certain exceptions), including products that utilize the Company’s Symject™ syringe product platform.

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

Product Recall

        On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level, due to the potential clogging of the needle preventing the dispensing of epinephrine. USWM will handle the recall process for the Company, with Company oversight. SYMJEPI is manufactured and tested for us by Catalent Belgium S.A.  The costs of the recall and the allocation of costs of the recall, including the costs to us resulting from the recall, were estimated at approximately $2.0 million; moreover, the recall could cause the Company to suffer reputational harm, depending on the resolution of matters relating to the recall could result in the Company incurring financial costs and expenses which could be material, could adversely affect the supply of SYMJEPI products until manufacturing is resumed, and depending on the resolution of matters relating to the recall could have a material adverse effect on our business, financial condition, and results of operations.

        For the period ended December 31, 2022 and December 31, 2021, a liability of approximately $0.3 million and $2.0 million, respectively, associated with the recall is reflected in the balance sheet. The estimated costs of the recall were reflected in the consolidated statement of operations for the year ended December 31, 2021 as a reduction of net sales because we expect to offer the customers a cash refund or credit. Approximately, $0.3 million and $0.2 million in product recall costs were recorded in net revenue and selling, general and administrative expense, respectively during the year ended December 31, 2022. Total product recall costs from inception of the recall through December 31, 2022, were approximately $2.5 million. The Company may be able to be reimbursed by certain third parties for some of the costs of the recall under the terms of its manufacturing agreements or insurance policies, but there are no assurances regarding the amount or timing of any such recovery.

Deferred Revenue

Deferred revenue are contract liabilities that the Company records when cash payments are received or due in advance of the Company’s satisfaction of performance obligations.  The Company’s performance obligation is met when control of the promised goods is transferred to the Company’s customers. The following is a rollforward of deferred revenue at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Opening Balance	$850,000	$950,000
Revenue Recognized	(644,000)	(100,000)
Ending Balance	$206,000	$850,000

The increase of approximately $544,000 in recognition of deferred revenue for the year ended December 31,2022, was due to the Company’s reassessment of performance obligations met under the USWM agreement and $100,000 of amortization.

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

Sales and Trade Receivables

Trade receivables are short-term receivables from sales of the Company’s FDA-approved SYMJEPI and ZIMHI products to its exclusive distributor, USWM. All revenues are US-based.

NOTE 7:	INVENTORIES

Inventories at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Finished Goods	$267,554	$—
Work-in-Process	261,720	386,610
Raw Materials	709,504	31,997
Total Inventories	$1,238,778	$418,607

Reserve for obsolescence as of December 31, 2022 and December 31, 2021 was $0.

NOTE 8:	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Employee Retention Credit	$875,307	$—
Prepaid Insurance	323,143	347,511
Prepaid - Research and Development	588,354	115,119
Other Prepaid	78,590	635,620
Other Current Assets	18,621	215,296
	$1,884,015	$1,313,546

Employee Retention Credit:

The Company applied for the Employee Retention Credit (ERC) which was available under the CARES Act. The ERC is a fully refundable tax credit for employers equal to 50 percent of qualified wages (including allocable qualified health plan expenses) that eligible employers paid their employees. The ERC applied to wages paid after March 12, 2020 and before January 1, 2021. The Company hired a third-party to assess if the Company qualified as an eligible employer and to prepare the application for the ERC credit if the Company was determined to be an eligible employer. Prior to December 31, 2022, the Company was informed by the Internal Revenue Service that it would receive approximately $875,000 from its ERC application. As the likelihood of realization of the gain was probable at December 31, 2022, the Company recorded a gain for the full amount of the ERC to be received. The Company received the full amount from the Department of Treasury in January 2023.

NOTE 9:	FIXED ASSETS

Fixed assets at December 31, 2022 and December 31, 2021 are summarized in the table below:

Description	Useful Life (Years)	December 31, 2022	December 31, 2021
Machinery and Equipment	3 - 7	$5,209,575	$4,522,583
Less: Accumulated Depreciation		(4,665,067)	(3,181,567)
Construction In Progress – Equipment (CIP)		744,386	993,752
Fixed Assets, net		$1,288,894	$2,334,768

For the years ended December 31, 2022 and 2021, depreciation expense was approximately $1,484,000 and $1,436,000, respectively.

NOTE 10:	LEASES

The Company has one operating lease for an office space. As of December 31, 2022, the lease has a remaining term of approximately 11 months. The operating lease does not include an option to extend beyond the life of the current term. There are no short-term leases, and the lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company previously entered into a lease agreement to occupy leased premises with a term commencing December 1, 2014 (as amended, the “Lease”) and expiring on November 30, 2018. On December 29, 2017, the Company entered into a First Amendment to Lease (the “Amendment”) with the Lessor of the space, amending the Lease. Pursuant to the Amendment, the Company and Lessor agreed to extend the term of the Lease through November 30, 2023. The Amendment provides that the Company will pay its current base rent through November 30, 2018. Commencing on December 1, 2018 base rent was initially approximately $28,000 per month for the first 12 months and will increase annually to approximately $32,000 per month for the 12 months ending November 30, 2023. The Amendment also provides for one option to expand pursuant to which the Company has a right of first refusal for additional office space within the property. Total annual rent expense for the years ended December 31, 2022 and 2021 was approximately $354,000.

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating and financing leases as of December 31, 2022 and 2021 are:

December 31, 2022	Operating
Weighted Average Remaining Lease Term	0.92 Years
Weighted Average Discount Rate	3.95%

December 31, 2021	Operating
Weighted Average Remaining Lease Term	1.92 Years
Weighted Average Discount Rate	3.95%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the audited consolidated balance sheets as of December 31, 2022:

Operating
2023	$349,365
Undiscounted Future Minimum Lease Payments	349,365
Less: Difference between undiscounted lease payments and discounted lease liabilities	6,803
Total Lease Liabilities	$342,562
Short-Term Lease Liabilities	$342,562
Long-Term Lease Liabilities	$—

Operating lease expense was approximately $354,000 for the years ended December 31, 2022 and 2021. Operating lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities were approximately $371,000 and $360,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 11:	ACCRUED OTHER EXPENSES

Accrued other expenses at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Accrued Expenses - R&D	$42,400	$741,521
Accrued Expenses - COGS	1,099,571	658,282
Accrued Expenses - Inventory	—	584,731
Accrued Expenses - Other	200,363	500,309
Accrued PTO	167,719	315,398
	$1,510,053	$2,800,241

Accrued other expenses includes firm purchase commitment losses related to batches produced that were determined to be commercially unviable and, therefore, not inventoriable. Accrued Expenses- COGS of approximately $348,000 represent the amount of loss on firm purchase commitments recognized in the Company’s consolidated statement of operations at December 31, 2022.

Additionally, firm purchase commitment losses of approximately $250,000 are included in Accounts Payable.

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

In December 2020, the Company submitted an application for the forgiveness of our PPP Loan.  In August 2021, the Company received notification through the Bank that as of August 5, 2021, the PPP Loan, including principal and interest thereon, has been fully forgiven by the SBA and that the remaining PPP Loan balance is zero. The Company recognized, $3,244,095, the amount forgiven as other income.

Second Draw Loan (or, “Second Draw PPP Loan”)

On March 15, 2021, the Company entered into a Note (the “PPP2 Note”) in favor of the Bank, in the principal amount of $1,765,495 relating to funding under a Second Draw loan (the “Second Draw Loan”) pursuant to the terms of the PPP, the CARES Act, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020. Under the terms of the PPP2 Note and Second Draw Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the PPP2 Note was five years, unless sooner provided in connection with an event of default under the PPP2 Note. The Company may prepay the Second Draw Loan at any time prior to maturity with no prepayment penalties. Under the PPP, the proceeds of the Second Draw Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments. The Company may apply for forgiveness of some or all of the Second Draw Loan pursuant to the PPP. In order to obtain full or partial forgiveness of the Second Draw Loan, the borrower must timely request forgiveness, must provide satisfactory documentation in accordance with applicable SBA guidelines, and must satisfy the criteria for forgiveness under the PPP and applicable SBA requirements. The Company applied for forgiveness of the PPP2 Loan and received notification through the Bank that as of September 28, 2021, the Second Draw PPP Loan, including principal and interest thereon, was fully forgiven by the SBA. The Company recognized, $1,765,495, the amount forgiven as other income in the third quarter of 2021.  However, as described further in Note 14 below, in March 2022 the Company was informed that the Civil Division of the U.S. Attorney’s Office for the Southern District of New York was investigating the Company’s Second Draw PPP Loan and eligibility for that loan, and the Company’s financial statements for the quarter ended March 31, 2022, included a $1,850,000 contingent loss liability relating to the possible repayment of the full amount of the Second Draw PPP Loan (or, “PPP2 Loan Contingent Loss”) as well as accrued interest and processing fees of the lending bank.  In June 2022, following the inquiry, the Company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees.

Even though the PPP Loan has been forgiven and the Second Draw PPP Loan repaid, our PPP loans and applications for forgiveness of loan amounts remain subject to review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the Company that was part of the PPP loan application process. Accordingly, the Company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan and Second Draw PPP Loan or obtaining forgiveness of those loans.  If the Company were to be audited or reviewed and receive an adverse determination or finding in such audit or review, including a determination that the Company was ineligible to receive the applicable loan, the Company could be required to return or repay the full amount of the applicable loan and could be subject to additional fines or penalties, which could reduce the Company’s liquidity and adversely affect our business, financial condition and results of operations.

NOTE 13:	FAIR VALUE MEASUREMENTS

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

The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to the short-term nature of these items based on Level 1 of the fair value hierarchy. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the Ben Franklin Note discussed in Note 16 approximates fair value based on Level 2 of the fair value hierarchy.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant liability	$7,492	$—	$—	$7,492
Total common stock warrant liabilities	$7,492	$—	$—	$7,492

The fair value measurement of the warrants issued by the Company in February 2020 (the “2020 Warrants”) are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions at December 31, 2022 include the expected volatility of the Company’s stock of approximately 70% (based on calculated volatility and management’s judgement), the Company’s stock price at valuation date of $0.17, expected dividend yield of 0.0%, expected term of 2.68 years and average risk-free interest rate (based on the published treasury par yield curves from the US Department of Treasury) of approximately 4.362%. The Level 3 estimates are based, in part, on subjective assumptions.

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant liability	$99,655	$—	$—	$99,655
Total common stock warrant liabilities	$99,655	$—	$—	$99,655

The fair value measurement of the warrants issued by the Company in February 2020 (the “2020 Warrants”) are based on significant inputs that are unobservable and thus represents a Level 3 measurement. The Company’s estimated fair value of the Warrant liability is calculated using the Black Scholes Option Pricing Model. Key assumptions at December 31, 2021 include the expected volatility of the Company’s stock of approximately 70% (based on calculated volatility and management’s judgement), the Company’s stock price at valuation date of $0.605, expected dividend yield of 0.0%, expected term of 3.68 years and average risk-free interest rate (based on the published treasury par yield curves from the US Department of Treasury) of approximately 1.038%. The Level 3 estimates are based, in part, on subjective assumptions.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments, which are treated as liabilities, as follows:

	2019 Warrant		2020 Warrant
	Number of Warrants	Liability	Number of Warrants	Liability
		(in thousands)		(in thousands)
Balance at December 31, 2020	13,800,000	$2,484,000	8,700,000	$2,001,000
Adoption of ASC 2020-06	(13,800,000)	(2,484,000)	—	—
Change in Fair Value of Warrants at Date of Exercise	—	—	—	7,521,150
Exercise of Warrants	—	—	(8,350,000)	(9,441,650)
Change in Fair Value, Year ended December 31, 2021	—	—	—	19,155
Balance at December 31, 2021	—	$—	350,000	$99,655
Change in Fair Value, Year ended December, 31, 2022	—	—	—	(92,163)
Balance at December 31, 2022	—	$—	350,000	$7,492

NOTE 14:	LEGAL MATTERS

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

Investigation

On May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. The company has also received requests from the Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters arising therefrom in connection with the SEC’s investigation. The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed. Additionally, on March 16, 2022, we were informed that the Civil Division of the USAO (“Civil Division”) is investigating the company’s Second Draw PPP Loan application disclosed in previous reports. The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter. In June 2022, following the inquiry the company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees. The company intends to continue cooperating with the USAO, SEC, and Civil Division. We have received additional requests for production of documents from the SEC and the USAO, have responded to those requests, and continue to engage in communications with the SEC and the USAO regarding their investigations. Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation. As of the date of this Report, the company is unable to predict the duration, scope, or final outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what penalties, payments, by the company, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; what penalties, payments by the company, remedies or remedial measures the USAO, SEC or other federal or state authorities may require in order to resolve the investigations; or what, if any, impact the foregoing matters may have on the company’s business, financial condition, previously reported financial results, financial results included in this Report, or future financial results. We or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas. We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation. There can be no assurance that any resolution of these matters and investigations with the USAO or SEC will not have a material and unfavorable or adverse outcome of the company. The foregoing matters have diverted and may continue to divert management’s attention, have caused the company to suffer reputational harm, have required and will continue to require the company to devote significant financial resources, could subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, payments, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and materially and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

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

Nasdaq Compliance

December 28, 2022, the Company was notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon the Company’s non-compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) as of December 27, 2022, the Company’s common stock was subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel, and a hearing was held on February 16, 2023.  On February 21, 2023, the Staff notified the Company that the Panel has granted the Company’s request for continued listing of the Company’s common stock on the Nasdaq Stock Market and an extension until June 26, 2023 (the “Compliance Period”) to regain compliance with the continued listing requirements for The Nasdaq Capital Market, including the minimum $1.00 bid price requirement of Nasdaq Listing Rule 5500(a)(2) (the “Rule”).  The extension granted by the Panel is subject to the Company’s timely undertaking certain corporate actions during the Compliance Period, including without limitation holding a special meeting of stockholders to obtain approval for a reverse stock split of our common stock, and effecting a reverse stock split, if required, in order to achieve a closing minimum bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions during the Compliance Period.  The notice indicated that June 26, 2023, represents the full extent of the Panel’s discretion to grant continued listing while it is non-compliant, and that the Panel reserved the right to reconsider the terms of the exception.  The Company intends to diligently work to take the actions required to satisfy the terms of the Panel’s extension and regain compliance with the Rule; however, there can be no assurance that the Company will be able to take the actions required to comply with the terms of the Panel’s extension and regain compliance with the Rule within the extension period granted by the Panel.

Jerald Hammann

On June 8, 2021, Jerald Hammann filed a complaint against the Company and each of its directors in the Court of Chancery of the State of Delaware, captioned Jerald Hammann v. Adamis Pharmaceuticals Corporation et al., C.A. No. 2021-0506-PAF (the “Complaint”), seeking injunctive and declaratory relief. The Complaint alleges, among other things, that the defendants (i) violated Rule 14a-5(f) and 14a-9(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s 2021 annual meeting of stockholders—which was subsequently held on July 16, 2021 (the “2021 annual meeting”)—and disseminated false and misleading information in the Company’s proxy materials relating to the 2021 annual meeting, (ii) violated certain provisions of the Company’s bylaws relating to the 2021 annual meeting, (iii) violated section 220 of the Delaware General Corporation Law (“DGCL”) in connection with a request for inspection of books and records submitted by the plaintiff, and (iv) breached their fiduciary duties of disclosure and loyalty, including relating to establishing and disclosing the date of the Company’s 2021 annual meeting and to the Company’s determination that a solicitation notice delivered to the Company by plaintiff was not timely and was otherwise deficient. The plaintiff has also filed various motions with the Court, which have been resolved. The Company has filed a motion for summary judgment with respect to one of the counts in the complaint and a motion to dismiss certain other counts of the plaintiff’s amended complaint. Those motions are pending before the Court, and the case continues to proceed. On October 13, 2022, the Court entered an order scheduling oral arguments on the motion for summary judgment and motion to dismiss for December 19, 2022. On March 13, 2023, the Court denied the Company’s motion for summary judgment.  The Court also denied the Company’s motion to dismiss Count Seven, and reserved until trial a decision on the Company’s motion to dismiss Counts Eight and Nine. Trial on the merits of the plaintiff’s claims is scheduled for March 16, 2023. The Company believes the claims in the plaintiff’s complaint are without merit and intends to vigorously dispute them.

The Company records accruals for loss contingencies associated with legal matters when the Company determines it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. Where a material loss contingency is reasonably possible and the reasonably possible loss or range of possible loss can be reasonably estimated, U.S. GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. The company has not accrued any amount in respect of the matters described under the headings “Investigation” or “Jerald Hammann,” as we cannot estimate the probable loss or the range of probable losses that we may incur. We are unable to make such an estimate because (i) with respect to the matters described under the heading “Investigation,” we are unable to predict whether any proceedings will be initiated by the USAO, SEC or other authorities arising from such matters, what, if any, relief, remedies or remedial measures the USAO, SEC, or other authorities may seek if proceedings are commenced, and the duration, scope, or outcome of any such proceedings, if they are commenced, (ii) litigation and other proceedings are inherently uncertain and unpredictable, and (iii) with respect to the matters described under the heading “Jerald Hammann,” the complaint seeks declaratory and injunctive relief. Because legal proceedings and investigations are uncertain and unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires significant judgments about future events, including determining both the probability and reasonably estimated amount of a possible loss or range of loss. The amount of any ultimate loss may differ from any accruals or estimates that the Company may make.

NOTE 15:	LICENSING AGREEMENTS

Tempol

On June 12, 2020, we entered into a license agreement with a third party, or the Licensor, to license rights under patents, patent applications and related know-how of Licensor relating to Tempol, an investigational drug. The exclusive license included the worldwide use under the licensed patent rights and related rights of Tempol for the fields of COVID-19 infection, asthma, respiratory syncytial virus infection, and influenza infection.  In addition, the exclusive license includes the use of Tempol as a therapeutic for reducing radiation-induced dermatitis in patients undergoing treatment for cancer.  In consideration for the Licensor providing the rights under its patent rights and related know-how relating to Tempol within the licensed fields, we paid Licensor $250,000 and also issued to the Licensor 1,000,000 shares of our Series B Convertible Preferred Stock, which was converted into an equal number of shares of our common stock during the year ended December 31, 2020.

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

NOTE 16:	COMMITMENTS AND CONTINGENCIES

Maintenance Fees and Firm Purchase Commitments:

The Company has a production threshold commitment to a manufacturer of our SYMJEPI products where the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. Maintenance fees for the years ended December 31, 2022 and 2021 were approximately $0 and $0, respectively.

The Company also has firm purchase commitments to a manufacturer of our SYMJEPI products based on rolling forecasts where a portion of the forecast represents binding orders and the remaining portion non-binding. For the years ended December 31, 2022 and 2021, purchases under firm purchase commitments were approximately $0.6 million and $1.1 million, respectively.

Legal Matters:

For information concerning contingencies relating to legal proceedings, see Note 14 of the notes to the consolidated financial statements.

               Ben Franklin Note:

Biosyn issued a note payable to Ben Franklin Technology Center of Southeastern Pennsylvania (“Ben Franklin Note”) in October 1992, in connection with funding the development of Savvy (C31G), a compound then under development to prevent the transmission of HIV/AIDS. The repayment terms of the non-interest bearing obligation include the remittance of an annual fixed percentage of 3.0% of future revenues of Biosyn, if any, until the principal balance of $777,902 (face amount) is satisfied.

Upon the Company’s acquisition of Biosyn in 2004, the value of the Ben Franklin Note would be impacted by the ability to estimate Biosyn’s expected future revenues, which in turn hinge largely upon future efforts to commercialize the product candidate, C31G, the realization of which was not likely given that the two Savvy clinical trials were halted in 2005 and 2006. Additionally, final results released in 2008 noted that for statistical reasons, a continuation of either study could not have established Savvy’s ability to prevent HIV infections. The Company determined that the Ben Franklin Note will have no future cash flows, as the Company does not believe the product will create a revenue stream in the future due to the futility of the two clinical trials, and as a result, had no fair value at the time of acquisition.

NOTE 17:	COMMON STOCK

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

July 2022 Series C Preferred Stock

On July 5, 2022, the Company entered into a private placement transaction with Lincoln Park Capital Fund, LLC, (or, “Lincoln Park”) pursuant to which the Company issued an aggregate of 3,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred”), together with warrants (the “Warrants”) to purchase up to an aggregate of 750,000 shares of common stock of the Company, at an exercise price of $0.47 per share (subject to adjustment as provided in the Warrants). Gross proceeds were $300,000, excluding transaction costs, fees and expenses of $15,000. The Warrants become exercisable commencing January 3, 2023 and have a term ending on January 5, 2028.

The Series C Preferred is entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of common stock, when, as and if actually paid on shares of common stock (subject to adjustments pursuant to the related Certificate of Designation.) The Series C Preferred will have no voting rights (other than the right to vote as a class on certain matters as provided in the related Certificate of Designation). However, each share of Series C Preferred entitles the holder thereof (i) to vote exclusively on a proposal to effect a reverse stock split of the common stock (the “Proposal”) and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal, and (ii) to 1,000,000 votes per each share of Series C Preferred.

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

 Subsequent to the issuance of the Series C Preferred, in connection with the Company’s annual meeting of stockholders, in September 2022 the Company’s stockholders voted on a reverse stock split proposal, and the proposal was not approved. Pursuant to the Series C Preferred transaction agreements, the Company paid $15,000 to Lincoln Park resulting from the failure of the reverse stock split proposal to be approved at the meeting. Based on the failure of the proposed stock split proposal, redemption of the Series C Preferred is not probable at December 31, 2022, and, as such, no accretion was recorded to the redemption value. The warrants are equity-classified, and, as such do not require revaluation and 750,000 warrants remain outstanding as of December 31, 2022.

NOTE 19:	STOCK-BASED COMPENSATION, WARRANTS AND SHARES RESERVED

The Company accounts for transactions in which the Company receives services in exchange for restricted stock units (“RSUs”) or options to purchase common stock as stock-based compensation cost based on estimated fair value. Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur and will reduce compensation cost at the time of forfeiture.

At the Company’s 2020 annual meeting of stockholders, the stockholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2020 Plan provides for the grant of cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2020 Plan is 2,000,000 shares. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year during the term of the 2020 Plan, commencing January 1, 2021, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. One of the provisions of the 2020 Plan is that no award may be granted, issued or made under the 2020 Plan until such time as the fair market value of the common stock has been equal to or greater than $3.00 per share (subject to proportionate adjustment for stock splits, reverse stock splits, and similar events) for at least ten consecutive trading days, after which time awards may be made under the 2020 Plan. In September 2022, the Company’s Board of Directors (or, “Board”) determined and resolved that it was in the best interests of the Company and its stockholders that the current share reserve and shares covered by 2020 Plan not be available for awards made pursuant to the 2020 Plan but instead be available to be issued for other corporate purposes, that no awards shall be made providing for the issuance or possible issuance of shares included in the current share reserve, that the shares covered by the current share reserve shall not be considered as reserved for issuance pursuant to awards under the 2020 Plan, until such time in the future, if any, as the Board adopts an express resolution providing that the shares in the current share reserve shall be available to be issued pursuant to awards made under the 2020 Plan; and that the shares covered by and included in the current share reserve shall be considered as authorized, unreserved and unallocated shares of common stock that are available to be issued for other corporate purposes. Additionally, in December 2022, the Board determined and resolved, that the 2020 Plan share reserve shall not be increased effective January 1, 2023, and that there shall not be any increase in share reserve for the 2023 year by virtue of the annual share reserve increase. No awards had been made pursuant to the 2020 Plan as of December 31, 2022. As of December 31, 2022, the current share reserve under the 2020 Plan was 14,171,816.

On January 1, 2022, pursuant to the 2020 Equity Incentive Plan the number of shares reserved for the issuance of stock awards increased by 7,479,713 shares.

The Company had a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan terminated effective February 2019 and no new awards may be made under the 2009 Plan.

In June 2022, the Company issued 250,000 shares of common stock to a former executive officer of the Company pursuant to a separation agreement between the Company and the officer. The separation agreement resulted in the modification of the RSU previously issued to the officer, accelerating the RSU vesting upon his separation. As a result of this modification, the Company determined the cumulative compensation cost that should have been recognized at the date of the modification as if the fair value of the modified award had been recognized from the original grant date over his requisite service period, which resulted in the reversal of approximately $540,000 in expense.

Stock Options

The following summarizes the stock option activity for the year ended December 31, 2022 below:

2009 Equity Incentive Plan (or, 2009 Plan):

	2009 Equity Incentive Plan	Weighted Average Exercise Price	Weighted Average Remaining Contract Life *
Total Outstanding and Vested and Expected to Vest as of December 31, 2021	4,985,415	$4.21	4.05 years
Options Canceled/Expired	(679,053)	4.20	—
Total Outstanding and Vested as of December 31, 2022	4,306,362	$4.21	2.09 years

*	Maximum contractual term for options is 10 years.

As of December 31, 2022, the unamortized compensation expense related to 2009 Plan awards was approximately $0.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of all options outstanding at December 31, 2022 and 2021 was $0.

Non-Plan Awards:

	Non-Plan Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Total Outstanding, as of December 31, 2021	—	$—	—
Granted	130,000	0.62	9.13 years
Total Outstanding as of December 31, 2022	130,000	$0.62	9.13 years
Vested and Expected to Vest at December 31, 2022	57,499	$0.62	9.13 years

Non-plan awards are granted pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, as a material inducement to the willingness of such person to join the Company as a non-officer employee, effective upon the effective date of Board of Director-approved resolutions to grant nonqualified stock options to such person, (or, inducement grant.) Inducement grants, although granted outside of the Company’s 2020 Equity Incentive Plan, are subject to the terms and conditions set forth in that plan. The terms of inducement grants are generally the same as terms would be under the 2020 Equity Incentive Plan, wherein the exercise price of the options is equal to the fair value of the Company’s common stock at date of grant, with vesting commencing on date of grant. And, vesting schedule consisting of one-sixth (1/6) of the options becoming exercisable six (6) months after vesting commences, and one thirty-sixth (1/36) of the options on becoming exercisable each subsequent monthly anniversary of the vesting commencement date, such that the option is exercisable in full after three years from the vesting commencement date of the option grant, subject to the option holder providing continuous service.

As of December 31, 2022, the unamortized compensation expense related to non-plan awards was approximately $0.

Restricted Stock Units

The following summarizes the RSU activity for the year ended December 31, 2022 below:

	Number of Shares/Unit	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2021	1,039,003	$4.16
RSUs vested during the period	(389,003)	$3.35
Non-vested RSUs as of December 31, 2022	650,000	$4.64

The following summarizes the non-vested RSU’s as of December 31, 2022:

	RSUs		Price Per Share at Grant Date
Non-Employee Board of Directors	150,000	(1)	$8.46
Company Executive and employees	500,000	(1)	$3.50
Total RSUs	650,000

(1)	The RSUs will have cliff vesting after seven years of continuous service or upon change of control from date of grant or upon death or disability.

As of December 31, 2022, the unamortized compensation expense related to RSUs was approximately $189,000 and will be recognized over 0.87 years.

Total Stock-Based Compensation:

The following summaries stock-based compensation recognized as research and development costs (or, R&D) and selling, general and administrative costs (or, SG&A) for the year-ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
R&D	$(66,222)	$688,611
SG&A	(274,048)	1,328,029
Total Stock-based Compensation	$(340,270)	$2,016,640

As discussed earlier in this Report, the negative stock-based compensation for the year-ended December 31, 2022, is primarily due to RSU award modifications resulting from accelerated vesting due to a separation agreement and the decline in the Company’s stock price which decreased the fair value of the accelerated awards

Warrants

The following table summarizes warrants outstanding at:

December 31, 2022	Warrant Shares*		Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824		$8.50	November 15, 2007	November 15, 2023
2019 Warrants	13,794,000		$1.15	August 5, 2019	August 5, 2024
2020 Warrants	350,000	*	$0.70	February 25, 2020	September 3, 2025
Series C Preferred Warrants	750,000		$0.47	July 5, 2023	January 5, 2028
Total Warrants	14,952,824

*	See Note 13 for the fair value of the warrant liability related to the 2020 Warrants which are liability classified.

Shares Reserved

At December 31, 2022, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, and vesting of RSUs, as follows:

Warrants	14,952,824
Convertible Preferred Stock	697,674
RSU	650,000
Non-Plan Awards	130,000
2009 Equity Incentive Plan	4,306,362
Total Shares Reserved	20,736,860

NOTE 20:	INCOME TAXES

Net operating losses and tax credit carryforwards as of December 31, 2022 are as follows:

	Amount	Expiration Years
Net operating losses, federal (Post December 31, 2017)	$135,375,006	N/A
Net operating losses, federal (Pre January 1, 2018)	86,660,717	2027 - 2038
Net operating losses, state	91,134,554	2030 - 2043
Tax credits, federal	3,541,039	2037 - 2043
Tax credits, state	2,145,442	N/A

Under the new tax law, the federal net operating loss arising in tax years ending after December 31, 2017 will be carried forward indefinitely with an 80% taxable income limitation.

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

At December 31, 2022 and 2021, the Company reassessed its need for valuation allowance and decreased the valuation allowance because it impaired an indefinite lived trademark during the year which previously represented a taxable temporary difference for which no deferred tax asset could be realized. This was determined to be a future source of taxable income. This reassessment resulted in a tax benefit of $44,000 and $65,000, respectively. Of this, $46,000 and $67,000 were allocated to the discontinued operation for the years ended December 31, 2022 and December 31, 2021, respectively.

The expense for income taxes from operations consists of the following for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Current	$2,000	$2,000
Deferred	(46,000)	(67,000)
Tax Expense (Benefit)	(44,000)	(65,000)
Tax Benefit Allocated to Discontinued Operations	46,000	67,000
Tax Expense Allocated to Continuing Operations	$2,000	$2,000

At December 31, 2022 and December 31, 2021 the significant components of the deferred tax assets from operations are summarized below (all of which are domestic):

	December 31, 2022	December 31, 2021
Deferred Tax Assets
Net Operating Losses Carryforwards	$51,482,000	$47,419,000
Tax Credits	5,686,000	4,982,000
Stock Compensation	746,000	1,008,000
Accrued Expenses	47,000	189,000
Warranty Expenses	75,000	449,000
Intangibles	948,000	1,017,000
Fixed Assets	253,000	127,000
Lease Liabilities	143,000	248,000
R&D Capitalization	1,963,000	—
Other	833,000	838,000
Total Deferred Tax Assets	62,176,000	56,277,000
Valuation Allowance	(60,227,000)	(54,261,000)
Deferred Tax Assets, Net of Valuation Allowance, Total	$1,949,000	$2,016,000
Deferred Tax Liabilities
Intangibles - Indefinite Lived	$—	$(187,000)
Right-of-use Assets	(78,000)	(146,000)
State Taxes	(1,871,000)	(1,729,000)
Fixed Assets	—	—
Total Deferred Tax Liabilities	(1,949,000)	(2,062,000)
Net Deferred Tax Liability	$—	$(46,000)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

The Company has determined at December 31, 2022 and December 31, 2021 that a full valuation allowance would be required against of all the Company’s operating loss carry forwards and deferred tax assets that the Company does not expect to be utilized from the reversal of its deferred tax liabilities.

The following table reconciles the Company’s losses from operations before income taxes for the year ended December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
Federal Statutory Rate	$(5,555,000)	21.00%	$(9,637,000)	21.00%
State Income Tax, net of Federal Tax	(7,000)	0.03%	(9,000)	0.02%
Indefinite Lived - DTL	(35,000)	0.13%	(52,000)	0.11%
Other Permanent Differences	682,000	(2.58%)	1,032,000	(2.25%)
Research and Development Credits	(506,000)	1.91%	(377,000)	0.82%
Other	80,000	(0.30%)	(539,000)	1 .17%
Change in Valuation Allowance	5,297,000	(20.02%)	9,517,000	(20.74%)
Expected Tax Expense	$(44,000)	0.17%	$(65,000)	0.13%

The Company files income tax returns in the United States, California and other state jurisdictions. Due to the Company’s losses incurred, the Company is essentially subject to income tax examination by tax authorities from inception to date. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense. For the tax year ended December 31, 2022 and 2021, the Company recognized no interest or penalties, and identified no material amount of unrecognized tax benefits.

NOTE 21:	SUBSEQUENT EVENTS

On February 27, 2023, the Company announced that it had entered into an Agreement and Plan of Merger and Reorganization with DMK Pharmaceuticals Corporation. DMK Pharmaceuticals is a privately-held, clinical stage neuro-biotechnology company focused on the development and commercialization of potential products for the treatment of a variety of neuro-based disorders, including without limitation opioid use disorder, acute and chronic pain, bladder problems, and Parkinson’s disease.  Completion of the transaction is subject to a number of conditions, including without limitation approval by the Adamis stockholders of certain matters relating to the transaction.  There can be no assurances that the proposed merger transaction with DMK will be completed.

On February 8, 2023, the Company received notice from the Food and Drug Administration (“FDA”) that the FDA considers the voluntary recall of the Company’s SYMJEPI products to be terminated. With the termination of the voluntary recall, the Company anticipates having SYMJEPI relaunched and commercially available in the first half of 2023.

On March 14, 2023, the Company entered into a securities purchase agreement with an investor for the purchase and sale of 16,500,000 shares of its common stock and pre-funded warrants to purchase up to 7,500,000 shares of common stock, together with warrants to purchase up to 48,000,000 shares of common stock, at a combined purchase price of $0.125 per share (and $0.1249 per pre-funded warrant) and accompanying warrants, pursuant to a registered direct offering. The warrants will have an exercise price of $0.138 per share, will be initially exercisable beginning six months following the date of issuance and will expire five years and six months from the date of issuance. The closing of the offering occurred on March 16, 2023. Gross proceeds from the offering were approximately $3.0 million, with net proceeds estimated at approximately $2.7 million. The Company intends to use the net proceeds from the offering for general working capital purposes.