Form 10-K/A
period 2022-12-31
Adamis Pharmaceuticals Corp
filed 2023-05-01
CIK 887247

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2022 was $74,359,656.

At April 30, 2023, the Company had 166,483,265 shares outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K/A, or this Amendment (also sometimes referred to herein as this Report), is to amend Part III, Items 10-14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the 2022 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 16, 2023, to include information previously omitted from the 2022 Annual Report on Form 10-K in reliance on General Instruction G to Form 10-K. This Amendment amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2022 Annual Report on Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to the Company’s 2023 Annual Meeting of Stockholders.  In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2022 Annual Report on Form 10-K.  This Amendment does not reflect events occurring after the filing of the 2022 Annual Report on Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this report is limited in scope to the items identified above and should be read in conjunction with the 2022 Annual Report on Form 10-K.

Unless the context otherwise requires, the terms “we,” “our,” and “the Company” refer to Adamis Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Board of Directors

Pursuant to our Bylaws, generally the number of directors is fixed and may be increased or decreased from time to time by resolution of our Board of Directors, or the Board. As of the date of this Report, the Board has fixed the authorized number of directors at five members. Directors are elected to serve for their respective terms of one year or until their successors have been duly elected or appointed and qualified or until their earlier death, resignation or removal. Certain information with respect to the directors of the Company, including a brief discussion of the specific experience, qualifications, attributes and skills of our individual Board members that have led us to conclude that these individuals should serve on our Board, is set forth below as of March 31, 2023.

		DIRECTOR
NAME	AGE	SINCE	POSITION(S) HELD
Howard C. Birndorf	73	2019	Director
Meera J. Desai, Ph D., NACD.DC	45	2021	Director
David J. Marguglio	52	2009	President, Chief Executive Officer and Director
Vickie S. Reed	61	2022	Director
Richard C. Williams	79	2014	Director, Chairman of the Board

Howard C. Birndorf.   Mr. Birndorf became a director in August 2019.  Since at least 2016 he has been an investor, and since 2018 he has served as a business development consultant with Vision Clinical Research, a contract research organization service provider in the in vitro diagnostic, medical device and pharmaceutical industries. Mr. Birndorf co-founded the monoclonal antibody company Hybritech in 1978, which was subsequently acquired by Eli Lilly & Co. in 1986.  He has founded or co-founded a number of other companies including Gen-Probe Incorporated, IDEC Pharmaceuticals (which merged with Biogen to form Biogen-Idec), and Ligand Pharmaceuticals Incorporated.  Mr. Birndorf was also involved in the formation of Gensia (Sicor), and was a director of Neurocrine Biosciences from 1992 to 1997.  He was the founder and co-chair of the Coalition for 21st Century Medicine and was a co-founder, Chairman and Chief Executive Officer of Nanogen, Inc.  Mr. Birndorf received his B.A. in Biology from Oakland University, an M.S. in Biochemistry from Wayne State University, and received honorary Doctor of Science degrees from Oakland University and Wayne State University. We believe that Mr. Birndorf is qualified to serve on our board of directors because of his extensive experience in the biopharmaceutical industry, leadership, business and scientific knowledge of the life science and pharmaceutical industries, including his service as a director and an executive officer of private and public biotechnology companies.

Meera J. Desai, Ph.D., NACD.DC.  Dr. Desai became a director in October 2021. Dr. Desai is the founder and managing partner since August 2018 of Silicon Valley based Karana Biotech, a boutique advisory firm focused on guiding pharmaceutical and biotech clients through complex international licensing, commercialization, and other strategic transactions. She currently also serves on the Board of Directors for Nielsen BioSciences, Inc., a privately-held San Diego-based biopharmaceutical company.  She has over 15 years of pharmaceutical industry in drug development and commercialization of products in multiple therapeutic areas, as well as corporate development experience regarding a variety of transactions and relationships. From May 2014 to August 2018, she held positions of increasing responsibility at AcelRx Pharmaceuticals, a public specialty pharmaceutical company, including Senior Director, Corporate Development. Prior to that time, she held positions of increasing responsibility at Novartis Pharmaceuticals Corporation, an affiliate of Novartis AG, including Associate Director, Pharmaceutical Development, and has also held responsible program manager positions at Nektar Therapeutics, and ALZA Corporation, a Johnson & Johnson company. Dr. Desai holds a Bachelor of Arts degree in chemistry from Drew University, a Doctorate in Analytical Chemistry from Iowa State University, and has completed her Directorship Certification through the National Association of Corporate Directors (NACD.DC). We believe that Dr. Desai is qualified to serve on our board of directors because of her extensive experience as an employee and consultant in the pharmaceutical, medical device and healthcare industries including extensive business and corporate development experience negotiating and executing licensing transactions, managing complex alliances and supporting the fundraising, financing, and investor relations efforts for biotechnology companies.

David J. Marguglio. Mr. Marguglio joined the Company as Vice President, Business Development and Investor Relations, and a director in April 2009 in connection with the closing of the merger transaction with Old Adamis, and has held positions with the Company of Senior Vice President of Corporate Development and, since March 2017, Senior Vice President and Chief Business Officer. Mr. Marguglio was a co-founder of Old Adamis (as defined in the 2022 Annual Report on Form 10-K) and served as its Vice President of Business Development and Investor Relations, and a director, since its inception in June 2006 until April 2009. From 1996 to 2006, he held various positions with Citigroup Global Markets, Smith Barney and Merrill Lynch. Before entering the financial industry, from 1994 to 1996, he founded and ran two different startup companies, the latter of which was eventually acquired by a Fortune 100 company. From 1993 to 1994, he served as financial counsel for the commercial litigation division of a national law firm. He received a degree in finance and business management from the Hankamer School of Business at Baylor University.  We believe that Mr. Marguglio is qualified to serve on our board of directors because of his deep knowledge of Adamis gained as both a co-founder and long-serving officer and director of Adamis, as well as his prior experience in business and corporate development, finance and equity capital markets.

Vickie S. Reed. Ms. Reed was appointed to serve as a member of our board of directors in May 2022. Ms. Reed is a healthcare executive with over 25 years of experience in operating and governance roles. Ms. Reed has served as Senior Vice President, Finance and Chief Accounting Officer at Mirati Therapeutics since November 2021, and as Chief Accounting Officer since January 2020, Vice President of Finance from December 2016 to January 2020, and Senior Director and Corporate Controller from October 2013 to December 2016, of Mirati Therapeutics. Ms. Reed retired from Mirati Therapeutics in July 2022. She is also a member of the board of directors of Evoke Pharma, a public pharmaceuticals company. Previously, she served as Senior Director, Finance and Controller at Zogenix, Inc., a public biotechnology company in San Diego and Emeryville, California, and held corporate accounting positions at Amylin Pharmaceuticals, Inc., a public biotechnology company acquired by Bristol Myers Squibb in 2012. Prior to joining Amylin, Ms. Reed held financial leadership roles at several biotechnology and telecommunications companies. Ms. Reed began her career with Price Waterhouse, now PricewaterhouseCoopers, in Denver, Colorado. She is a Certified Public Accountant (inactive) in the State of Colorado and received a B.S. in Accounting from University of Colorado, Denver. We believe that Ms. Reed is qualified to serve on our board of directors because of her experience as the chief accounting officer of a publicly-traded biotech company and a director of a biotech company, which brings to our board of directors and the committees of our board of directors valuable financial skills and expertise, and significant executive management experience and leadership skills, as well as a strong understanding of corporate governance principles.

Richard C. Williams.  Mr. Williams became a director and Chairman of the Board in August 2014. Since 1989, Mr. Williams has served as the founder and President of Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment. Prior to founding Conner-Thoele Limited in 1989, Mr. Williams served in a number of progressively responsible operational and financial management positions with multinational firms. These firms included American Hospital Supply Corporation, UNC Resources, Abbott Laboratories, Field Enterprises and Erbamont NV. Mr. Williams has served as a director and Vice Chairman of Strategic Planning for King Pharmaceuticals. Prior to King, he served as Chairman and a director of Medco Research before Medco was acquired by King Pharmaceuticals. Mr. Williams has also served as a director of several other public and private companies, several as Chairman, including Ista Pharmaceuticals, Vysis Pharmaceuticals, Immunemedics, EP Medical and the Company. Mr. Williams served as a director and Chairman of the Board from November 2003 to April 2009, when the Company merged with Old Adamis (which was then named Adamis Pharmaceuticals Corporation) and changed its corporate name to Adamis Pharmaceuticals Corporation. Following the merger, Mr. Williams served as Chairman of the Board until June 2009. He served as a director of Ista Pharmaceuticals from December 2002 to June 2012 and as Chairman of the Board from July 2004 to June 2012, when Ista was acquired. He was a member of the Listed Company Advisory Committee of New York Stock Exchange. Mr. Williams received a Bachelor of Arts degree in Economics from DePauw University and a Masters of Business Administration from the Wharton School of Finance. We believe that Mr. Williams is qualified to serve on our board of directors because of his extensive leadership, business, financial and scientific knowledge of the life science industry, including his service as an officer and director of private and public biotechnology companies and the knowledge gained from consulting to companies and investors in the biotechnology, pharmaceuticals and life science areas, as well as his previous experience working in senior capacities at large pharmaceutical companies

We believe that the backgrounds and qualifications of our directors and director nominees, considered as a group, provide a broad mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. We believe that our Board is composed of a group of leaders in their respective fields. Many of the current directors have executive experience at public companies, as well as experience serving on other companies’ boards, which provides an understanding of different business processes, challenges and strategies facing boards and other companies. Further, our directors also have other experience that makes them valuable members and provides insight into issues relevant to the Company, such as prior experience with financing transactions, acquisitions and licensing and commercial transactions.

Independence of Directors

The Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or the Company’s independent registered public accounting firm. Based on its review, the Board determined that each member of the board of directors, other than Mr. Marguglio who is an executive officer of the Company, is independent under the NASDAQ criteria for independent board members, and that each member of the standing committees of the Board is independent under such criteria.

Audit Committee

The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The Audit Committee is responsible to oversee our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee assists the full Board in its general oversight of our compliance with legal and regulatory requirements, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Subject to an approved charter, the responsibilities of the Audit Committee also include reviewing and monitoring the integrity of our accounting practices, internal control systems, financial reporting processes and our financial statements and related disclosures in our filings with the Securities and Exchange Commission, or the SEC, monitoring the independence and performance of our independent auditor, providing an avenue of communication among the independent auditor, our management and our Board, and reviewing policies with respect to risk assessment and risk management. The Audit Committee also has the ability to retain, at our expense and without further approval of the Board, special legal, accounting or other consultants or experts that it deems necessary in the performance of its duties. The Audit Committee also reviews and approves related party transactions. The members of the Audit Committee are Vickie S. Reed, Howard C. Birndorf,  Meera J. Desai and Richard C. Williams.  The Board has determined that each member of the Audit Committee is “independent” as defined by the applicable NASDAQ rules and by the Sarbanes-Oxley Act of 2002 and regulations of the SEC, and that each of Ms. Reed and Mr. Williams qualifies as an “audit committee financial expert” as defined in such regulations.

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our definitive proxy statement for our 2022 annual meeting of stockholders that was filed with the SEC on July 7, 2022.

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

Delinquent Section 16(a) Reports

Directors, certain officers and beneficial owners of more than 10% of our common stock (“common stock”) are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations to file ownership reports on Forms 3, 4 and 5 with the SEC and to furnish us with copies of the reports. Based solely on a review of the copies of such forms furnished to us, we believe that from January 1, 2022 to December 31, 2022, all such persons satisfied such applicable SEC filing requirements.

Information Regarding Executive Officers

The names, ages, principal occupations during the past five years, and certain other information with respect to our executive officers are shown below as of March 31, 2023. To the extent that any named executive officer is also serving as a member of the Board, then such named executive officer’s biography is set forth under “Information Regarding Board of Directors” above. Our executive officers are appointed by the Board, serve at the discretion of our Board and hold office until their successor is duly elected and qualified or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Name	Age	Principal Occupation
David J. Marguglio	52	Chief Executive Officer of the Company and Director
David C. Benedicto	62	Chief Financial Officer

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

Summary Compensation Table

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company during the years ended December 31, 2022 and 2021 to (i) each person who served as the Company’s chief executive officer during fiscal 2022, (ii) the two most highly compensated officers other than the chief executive officer who were serving as executive officers at the end of fiscal 2022 and whose total compensation for such year exceeded $100,000, and (iii) up to two additional individuals for whom disclosures would have been provided in this table but for the fact that such persons were not serving as executive officers as of the end of 2022 (sometimes referred to collectively as the “named executive officers”).

						Non-Equity
				Stock	Option	Incentive Plan		All Other
		Salary	Bonus	Awards	Awards	Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)		($)
Dennis J. Carlo, Ph.D.	2022	$264,790	—	—	—	—		1,598,172	(2)(4)(5)	$1,862,962
Former President and Chief Executive Officer	2021	$687,023	—	—	—	—		95,834	(2)(3)	$782,857
David J. Marguglio	2022	$473,258	—	—	—	—		53,092	(2)(3)	$526,350
President and Chief Executive Officer	2021	$417,459	—	—	—	—		73,220	(2)	$490,679
Ronald B. Moss	2022	$386,141	—	—	—	—		56,018	(2)(4)	$442,159
Former Chief Medical Officer	2021	$473,550	—	—	—	159,823	(1)	59,826	(2)	$693,199
David C. Benedicto	2022	$330,000	—	—	—	—		41,307	(2)(3)	$371,307
Chief Financial Officer	2021	$254,831	—	—	—	77,077	(1)	41,651	(2)(3)	$373,559

(1) Reflects performance-based cash bonuses paid pursuant to the Company’s incentive bonus programs with respect to the respective year.

(2) For 2022 and 2021, includes premiums paid by the Company on behalf of each of Dr. Carlo, Dr. Moss, Mr. Marguglio and Mr. Benedicto for life, health, dental, and vision insurance. For 2021, includes, for Dr. Carlo, Dr. Moss, Mr. Marguglio and Mr. Benedicto, $24,484, $19,898, $22,542 and $5,401, respectively,  paid relating to certain payroll and tax withholding obligations arising from vesting of certain restricted stock units and issuance of shares of common stock following vesting.

(3) Due to COVID-19 limitations and restrictions on affecting vacations and vacation travel, for 2022 and 2021 the Company paid employees whose accumulated vacation/PTO hours ceased accruing during 2022 and 2021 because the maximum allowable accrual was reached amounts in consideration of the inability to accrue additional vacation hours during 2022 and 2021.

(4) Dr. Carlo's' and Mr. Moss's employment with the Company terminated effective May 18, 2022 and October 14, 2022, respectively. Their compensation with respect to the 2022 year reflected in the table includes payment of accumulated vacation/PTO and, with respect to Dr. Carlo, severance compensation paid in 2022. Mr. Moss did not receive a severance payment upon his termination.

(5) Includes  Consolidated Omnibus Budget Reconciliation Act, or COBRA, and Life Insurance reimbursements.

Narrative Disclosure to Compensation Table

Employment Agreements

The Company has previously entered into employment agreements with its named executive officers and certain other executive officers, effective December 31, 2015, with respect to Dr. Moss, in February 2017 and with respect to David C. Benedicto, in June 2022. The agreements provide for the employment of the named executive officers to the following positions: Dennis J. Carlo, Ph.D., President and Chief Executive Officer; Ronald D. Moss, M.D., Chief Medical Officer; David J. Marguglio, Senior Vice President, Corporate Development; and David C. Benedicto, Chief Financial Officer.  The employment of Dr. Carlo and Dr. Moss terminated effective May 18, 2022 and October 14, 2022, respectively.

The agreements with the named executive officers provide for initial base compensation at the following initial annual rates: Dr. Carlo, $550,000; Dr. Moss, $385,000; Mr. Marguglio, $300,000; and Mr. Benedicto, $330,000. Under the agreements, the officers are eligible to participate in benefit programs that are routinely made available to officers, including any executive stock ownership plans, profit sharing plans, incentive compensation or bonus plans, retirement plans, Company-provided life insurance, or similar executive benefit plans maintained or sponsored by the Company. The Board may also in its discretion make additional discretionary cash or equity payments, awards, changes in base salary, bonuses or other payments to its officers and employees. Except with respect to titles, salary amounts, and certain severance and benefit provisions following certain kinds of employment terminations or change of control events, or otherwise as described below, the agreements are similar in material respects. The agreements are terminable at any time by either party. In February 2022, the Compensation Committee approved an increase, effective January 1, 2022, in the annual base salaries for 2022 of the named executive officers to the following amounts: Dr. Moss, $487,757; Mr. Marguglio, $429,983; and Mr. Benedicto, $330,000. There was no increase in the annual base salary of Dr. Carlo in 2022. In March 2021, the Compensation Committee approved an increase, effective January 1, 2021, in the annual base salaries for 2021 of the named executive officers to the following amounts: Dr. Carlo, $687,023; Dr. Moss, $473,550; and Mr. Marguglio, $417,459. In 2021, the annual base salary of Mr. Benedicto as an executive officer was $280,000.

 Bonus and Non-Equity Incentive Plan Compensation

Each officer is eligible to receive such discretionary bonuses as the Compensation Committee may approve. In addition, our compensation structure includes eligibility for annual cash bonuses for officers and most non-officer employees pursuant to the Company’s incentive bonus plan (the “Bonus Plan”). The terms of the Bonus Plan establish for each level of Company employee (with certain exceptions), including the Company’s executive officers, a target cash bonus amount expressed as a percentage of base salary. Eligibility and bonus payments will be based on evaluation by the Committee of the Company’s achievement of corporate performance goals for the relevant year, where applicable individual goals, and certain other factors. The performance goals for each plan year will be determined by the Committee and may include the achievement of performance targets and business goals relating to matters such as the Company’s financial results, revenues, net income, EBITDA, return on equity, stock price, capital raising activities, pre-clinical or clinical trial activities (including without limitation initiation or completion of trials), regulatory filings relating to product candidates, other regulatory activities or approvals, product development, product commercialization activities, strategic activities and strategic commercial agreements or arrangements, or other corporate goals. The Committee may develop and specify different goals, weighting factors and target bonus percentages for different employees or officers. All determinations regarding payments of bonuses under the Bonus Plan are made by the Compensation Committee. The Bonus Plan provides that the Committee retains the discretion to, among other matters, increase or reduce payouts or determine that payouts will not be made notwithstanding that performance goals are achieved. The target bonus amounts as a percentage of base salary for 2021 and 2022 for our named executive officers were as follows: Dr. Carlo, 60%; and Dr. Moss, Mr. Marguglio and Mr. Benedicto, 45%. In May 2022, Mr. Marguglio became President and Chief Executive Officer and his target bonus amount as a percentage of base salary was increased to 60%. The performance goals for 2021 included the achievement of performance targets and business goals related to transactions relating to the Company’s U.S. Compounding subsidiary, clinical development and regulatory filings and approvals, and product development and clinical trial activities. Following the end of the 2021 year, the Compensation Committee approved cash bonus payments to the named executive officers in the amount of $159,823 to Dr. Moss and $77,077 to Mr. Benedicto. The performance goals for 2022 included the achievement of performance targets and business goals related to the Company’s financial results, commercialization and manufacturing activities and agreements, clinical development and regulatory filings and approvals, product development activities, and corporate operational matters.  The Compensation Committee did not approve any cash bonus payments to the Company’s named executive officers with respect to the 2022 year.

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

Potential Payments Upon Termination or Change in Control

Employment Agreements

The employment agreements of the executive officers of the Company, including named executive officers, contain provisions providing for certain potential payments upon the occurrence of a change in control of the Company. Under the terms of the employment agreements of the executive officers, including our named executive officers, if the Company terminates the officer’s employment at any time, the officer will be entitled to receive any unpaid prorated base salary for the actual number of days worked along with all benefits and expense reimbursements to which the officer is entitled by virtue of the officer’s past employment with the Company. The agreements provide that if the officer’s employment is terminated without cause (as defined in the applicable employment agreement), then conditioned on the officer’s timely execution of a general release and waiver, the officer will be entitled to receive severance payments at the officer’s then-annual base salary for the following periods from the date of termination: Dr. Carlo, 18 months; and Benedicto and Dr. Moss, nine months and Mr. Marguglio, 18 months under his amended employment agreement entered into in May 2022 in connection with his appointment as Chief Executive Officer of the Company; and in addition, the officer also would (assuming eligibility and timely elections) be entitled to be reimbursed for payment of the Company’s portion of the premiums required to continue the officer’s medical, dental and vision insurance coverage pursuant to COBRA during the applicable severance period (or until the officer becomes employed full-time by another employer). These payments will be accelerated in the event of a Change in Control transaction, as defined in the agreements. The definition of a “Change in Control” under the agreements is generally similar to the definition of Change in Control in the 2009 Plan. In addition, under the terms of the agreements, in the event of a termination without cause, a number of unvested stock options will accelerate, vest and be exercisable in full as if the officer had remained employed during the severance periods described above, and all options will remain exercisable for a period of one year after the date of termination. Under the agreements, upon termination of employment by reason of death or disability, any options that are vested and exercisable on the termination date will remain exercisable for 12 months after the date of cessation of service, with “disability” defined in the Plan as the inability of the Plan participant to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, as provided in the Code including Section 409A. The employment agreement of Dr. Moss provides that if his employment is terminated by reason of death or disability, then the vesting of all unvested options held by him will accelerate in full and the options held by Dr. Moss will remain exercisable for one year after his cessation of service, with “Disability” defined in the agreement as the officer being disabled from performing the essential functions of the officer’s assigned duties under the employment agreement due to physical or mental disability, with or without reasonable accommodations as required by applicable law, for a period in excess of 60 consecutive days or a period or periods of more than 120 days in the aggregate in any 12-month period.

The agreements also provide that if an officer is terminated without cause or the officer terminates the officer’s employment for good reason (as defined in the applicable employment agreement), upon or within 13 months after the date of a Change in Control, the officer will also be entitled to receive the severance and medical benefits described above, and the severance payments described above will be accelerated and paid in a lump sum. In addition, in the event of a Change in Control, all unvested options held by the officer will accelerate and be exercisable in full and any unvested shares will vest in full. In the event of a Change in Control, certain RSUs awarded in March 2017 to Messrs. Carlo and Marguglio and Dr. Moss would vest in full if they had not already vested (subject to the requirement of continuous service through such period), and shares would be issuable following vesting. The employment of Dr. Carlo and Dr. Moss terminated on May 18, 2022 and October 2022, respectively.

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

Dr. Moss resigned as an officer and employee effective October 14, 2022.  He did not receive any severance compensation or payments in connection with his termination of employment.

On May 18, 2022, the Company and Dennis J. Carlo, Ph.D., entered into a Separation Agreement and Release (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Dr. Carlo resigned from his positions as Chief Executive Officer and as an officer, director and employee of the Company and all subsidiaries effective May 18, 2022 (the “Separation Date”). Pursuant to the Separation Agreement, the Company agreed to pay Dr. Carlo a cash severance payment equal to $1,433,000, less applicable withholdings, taxes and other lawful deductions, payable in a lump sum within 14 days after the Separation Date and after the expiration of the applicable revocation period. The Separation Agreement provides that in the event that Dr. Carlo timely elects continuation coverage of health benefits under the Company’s health plan pursuant to COBRA, the Company will, subject to certain limitations and conditions, pay the same portion of premiums for such coverage that it pays for similarly-situated employees for the same level of group medical coverage, as in effect as of the Separation Date, for the period from the Separation Date through the earliest of 18 months from the Separation Date, or the date that Dr. Carlo becomes eligible for group medical care coverage through other employment or is no longer eligible under COBRA for continuation coverage for medical care. In addition, pursuant to the Separation Agreement the vesting of restricted stock units held by Dr. Carlo covering 250,000 shares of common stock was accelerated so that they became fully vested, with shares of common stock issued shortly after vesting. Outstanding stock options held by Dr. Carlo, all of which are vested, remain exercisable for a period of one year after the Separation Date. Subject to certain exceptions and limitations, the Separation Agreement included a mutual general release of claims by Dr. Carlo and the Company in favor of the other party and certain related persons and parties, and customary confidentiality, non-disparagement and cooperation provisions. The Separation Agreement also included certain other customary representations, warranties and covenants of Dr. Carlo, and provided for reimbursement of certain legal and other expenses incurred by Dr. Carlo. The Separation Agreement superseded all other agreements or arrangements between Dr. Carlo and the Company regarding the subject matter of the agreement including concerning severance payments and benefits, including without limitation the employment agreement previously entered into between Dr. Carlo and the Company.

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

Outstanding Equity Awards at Year-End

The following table provides a summary of equity awards outstanding at December 31, 2022, for each of our named executive officers:

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	(1)		Unexercisable	Options (#)	($)	Date	Vested (#)	Not Vested ($)	Vested (#)		Vested ($)

Dennis J. Carlo, Ph.D.	166,934	(2)	—	—	$2.83	2/21/2028	—	$—	—		$—
	477,000	(2)	—	—	$3.15	2/7/2027
	442,367	(2)	—	—	$4.10	1/25/2026
	102,003	(2)	—	—	$5.99	1/23/2025
	130,100	(2)	—	—	$5.99	1/23/2025
	45,200	(5)	—	—	$6.32	4/1/2024
	90,300	(4)	—	—	$6.32	4/1/2024

David J. Marguglio	133,547	(2)	—	—	$2.83	2/21/2028	—	$—	200,000	(6)	$34,000
	176,000	(2)	—	—	$3.15	2/7/2027
	107,493	(2)	—	—	$4.10	1/25/2026
	15,830	(2)	—	—	$5.99	1/23/2025
	104,080	(2)	—	—	$5.99	1/23/2025
	13,600	(5)	—	—	$6.32	4/1/2024
	45,200	(4)	—	—	$6.32	4/1/2024

Ronald B. Moss	83,467	(2)	—	—	$2.83	2/21/2028	—	$—	—		$—
	210,000	(3)	—	—	$3.45	2/28/2027

David C. Benedicto	104,333	(2)	—	—	$2.83	2/21/2028	—	$—			$
	51,000	(2)	—	—	$3.15	2/7/2027
	18,811	(2)	—	—	$4.10	1/25/2026
	30,000	(2)	—	—	$4.10	12/01/2024

(1)	Does not include restricted stock units granted.
(2)	The options vest with respect to 1/36 of the shares subject to the option on each monthly anniversary of the grant date, and have a term of ten years (subject to earlier termination upon the events described in the 2009 Plan such as certain terminations of employment).
(3)	The options vest with respect to one-third of the shares immediately and monthly thereafter with respect to 1/24 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the 2009 Plan such as certain terminations of employment).
(4)	The options vest with respect to one-sixth of the shares subject to the option on the six-month anniversary of the grant date and monthly thereafter with respect to 1/36 of the shares subject to the option, and have a term of ten years (subject to earlier termination upon the events described in the 2009 Plan such as termination of employment).
(5)	The options are fully vested and have a term of ten years (subject to earlier termination upon the events described in the 2009 Plan such as certain terminations of employment).
(6)	The restricted stock unit awards vest on the seventh anniversary of the date of grant if the recipient has provided continuous service to the Company until such date, and upon change of control or upon death or disability.

Compensation of Directors

The following table shows amounts earned by each director for 2022, other than Dr. Carlo and Mr. Marguglio, who were executive officers (with respect to Dr. Carlo, for the portion of the 2022 during which he served as an officer and director) and received no additional compensation for their services as a director.

	Fees			Non-Equity
	Earned			Incentive	Nonqualified
	or Paid	Stock	Option	Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Director	($)(1)	($)	($)	($)(2)	Earnings	($)	($)
Howard C. Birndorf	$64,000	$—	$—	$—	$—	—	$64,000
Meera J. Desai	$64,000	$—	$—	$—	$—	—	$64,000
Vickie S. Reed (3)	$38,681	—	—	$8,500	—	—	$47,181
Richard C. Williams	$128,000	$—	$—	$—	$—	—	$128,000

(1)	Reflects the amount of fees earned during 2022.
(2)	Amount reflects the grant date fair value of cash stock appreciation rights ("SARs") granted to the director. In light of the inability to grant a stock option to Ms. Reed under the 2020 Plan to purchase 50,000 shares of common stock, in connection with her appointment as a director of the Company, Ms. Reed was granted a cash SAR. The SAR provides for a reference price equal to $0.41 per share, the fair market value of the common stock of the Company of the date of grant of the SAR, and a reference number of shares equal to 50,000 shares. The SAR vests with respect to 1/6 of the reference number of shares on the six-month anniversary of the grant date and vests monthly thereafter in equal installments over a period of three years from the grant date, subject to the recipient providing continuous service to the Company. The SAR has a term of seven years. The vested portion of the SAR may be settled only in cash and may be exercised for a period of 12 months after the date of termination of the recipient’s service to the Company. Upon settlement, the Company will pay to the recipient an amount of cash equal to the difference between the fair market value of the common stock on the date of termination of service or, if lower, on the date of exercise, and the initial reference price, multiplied by the number of shares as to which the SAR is being exercised. In the event of a change of control of the Company before the SAR is fully vested, vesting and exercisability is accelerated.
(3)	Ms. Reed became a director of the company effective May 24, 2022.

In general, under the Company’s policies concerning fees for non-employee directors, non-employee directors of the Company were entitled during 2022 to receive the following amounts of cash compensation for service as a director: each non-employee director was entitled to receive an annual fee of $64,000 per year, paid quarterly in arrears; and the Chairman of the Board was entitled to receive an annual fee of $128,000 per year, or twice the non-employee director annual fee, paid quarterly in arrears. Each director is also entitled to reimbursement of reasonable expenses incurred in connection with board-related activities. In addition, to the extent that awards may be granted pursuant to the terms of the 2020 Plan, upon joining the Board a non-employee director is entitled to receive an initial director option under the 2020 Plan to purchase 50,000 shares of Common Stock, vesting monthly over a period of 36 months from the grant date, and each non-employee director is also entitled to receive under the 2020 Plan a succeeding annual grant, on the first business day after the date of the annual meeting of stockholders, to purchase 30,000 shares of Common Stock, with the annual grant vesting and becoming exercisable as to 1/12 of the shares subject to the option on each monthly anniversary of the grant date. The initial director options and any annual options have a term of 10 years and will have an exercise price equal to the fair market value of the Common Stock on the grant date. Because the 2020 Plan provides that no Awards may be made under the plan until the fair market value of the Common Stock has reached certain minimum per share price thresholds, no options or other awards were made pursuant to the 2020 Plan during 2021 or 2022.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of the March 31, 2023 (the “Table Date”), regarding beneficial ownership of all classes of our voting securities, to the extent known to us, by (i) each person who is a director or a nominee for director; (ii) each named executive officer in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) each person who is known by us to be the beneficial owner of 5% or more of any class of our voting securities. Except as otherwise noted, each person has sole voting and investment power as to his or her shares. As of the Table Date, the applicable share numbers and percentages are based on 166,483,265 shares of Common Stock issued and outstanding as of the Table Date. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we also included and deemed outstanding shares of Common Stock that are issuable upon conversion of the Series C Preferred, upon exercise of outstanding options and warrants, or upon vesting of restricted stock units, held by that person that are currently convertible, exercisable or issuable within 60 days after the Table Date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned (1) Title or Class of Securities:
	Common Stock			Series C Preferred Stock
	Shares		Percent	Shares		Percent
Directors:
David J. Marguglio	835,540	(2)	*
Richard C. Williams	449,918	(3)	*
Howard C. Birndorf	58,824	(4)	*
Meera J. Desai, Ph.D., NACD.DC	—		*
Vickie S. Reed	—		*
Other Named Executive Officers
David C. Benedicto	244,019	(6)	*
Dennis J. Carlo, Ph.D. (5)	2,146,363	(7)	1.3%
Ronald B. Moss (5)	495,378	(8)	*
Other Beneficial Ownership
All current Adamis directors and executive officers as a group (six persons)	1,588,301	(9)	1.0%
5% or greater stockholders			*
Lincoln Park Capital Fund, LLC	1,850,000	(10)	1.1%	3,000	(10)	100.0%
Armistice Capital Master Fund Ltd.	16,646,000	(11)	9.9%

*	Less than 1%.
(1)	Based solely upon information made available to the Company and to the Company’s knowledge. Beneficial ownership is determined in accordance with rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investing power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to an option or similar right that is currently exercisable or exercisable within 60 days of the date of the table are deemed to be outstanding and to be beneficially owned by the person holding such option or right for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Adamis Pharmaceuticals Corporation, 11682 El Camino Real, Suite 300, San Diego, California 92130.
(2)	Includes 233,906 shares of Common Stock owned of record, 5,884 shares of Common Stock held of record by a family member and beneficially owned by Mr. Marguglio, and 595,750 shares of Common Stock underlying options which were exercisable as of the Table Date, with exercise prices underwater and not in-the-money as of the Table Date. Excludes 200,000 RSUs which vest after such period.
(3)	Includes 89,918 shares of Common Stock owned of record, 210,000 shares of Common Stock underlying options which were exercisable as of the Table Date with exercise prices underwater and not in-the-money as of the Table Date, and 150,000 RSUs which vest within 60 days after the Table Date.
(4)	Includes 58,824 shares that are issuable upon the exercise of a warrant that is exercisable as of and within 60 days after the Table Date.
(5)	Not a current executive officer.
(6)	Includes 39,875 shares of Common Stock beneficially owned, and 204,144 shares of Common Stock underlying options that are exercisable as of the Table Date, with exercise prices underwater and not in-the-money as of the Table Date.
(7)	Includes 686,576 shares of Common Stock owned of record and 5,883 shares of Common Stock held of record by a family member and beneficially owned by Dr. Carlo; 1,453,904 shares of Common Stock underlying options which were exercisable or vested as of the Table Date, with exercise prices underwater and not in-the-money as of the Table Date.
(8)	Includes 201,911 shares of Common Stock owned of record and 293,467 shares of Common Stock underlying options which were exercisable or vested as of the Table Date or 60 days after such date.
(9)	Includes 369,583 shares of Common Stock beneficially owned, 1,009,894 shares of Common Stock underlying options were exercisable as of the Table Date, with exercise prices underwater and not in-the-money as of the Table Date, 58,824 shares that are issuable upon the exercise of a warrant that is exercisable as of the Table Date, and 150,000 RSUs which vest within 60 days after the Table Date.
(10)	Based on information known to the Company. The Series C Preferred is not entitled to vote, except with respect to reverse stock split proposals and certain proposals to adjourn meetings of stockholders. Lincoln Park Capital, LLC (“LPC”) is the Managing Member of Lincoln Park Capital Fund LLC (“Lincoln Park”). Rockledge Capital Corporation (“RCC”) and Alex Noah Investors, LLC (“Alex Noah”) are the managing Members of LPC. Josh Scheinfeld is the president and sole shareholder of RCC as well as a principal of LPC. Mr. Cope is the president and sole shareholder of Alex Noah, as well as a principal of LPC. As a result of the foregoing, Mr. Scheinfeld and Mr. Cope have shared voting and shared investment power over shares of Common Stock of the Company held directly by Lincoln Park. The address of Lincoln Park Capital Fund LLC (“Lincoln Park”) is 440 N. Wells Street, Suite 410, Chicago, Illinois 60654. The Series C Preferred is subject to a 4.99% (or, upon prior notice by the holder, 9.99%) beneficial ownership limitation that prohibits the fund from converting any portion of the Series C Preferred if, following such conversion, the holder’s ownership of our Common Stock would exceed that ownership percentage. Includes 1,100,000 shares of Common Stock issuable upon exercise of warrants held by Lincoln Park. Also includes 750,000 shares of Common Stock underlying other warrants held by Lincoln Park exercisable as of the Table Date. Such warrants include a beneficial ownership limitation which prohibits the issuance of any shares of Common Stock upon exercise of such warrants if such issuance would cause Lincoln Park’s beneficial ownership of our common stock to exceed 4.99% (or, upon prior notice by the holder, 9.99%) of the outstanding Common Stock. Excludes 697,674 shares of Common Stock issuable upon conversion of the outstanding shares of Series C Preferred because the Series C Preferred is not convertible until such time as the Company effects a reverse stock split which becomes effective.
(11)	Based upon information known to the Company. Includes 16,500,000 shares of Common Stock, and prefunded warrants (the “Prefunded Warrants”) to purchase 146,000 shares of Common Stock which are exercisable as of the Table Date. Excludes 7,354,000 shares of Common Stock issuable upon the exercise of Prefunded Warrants. Excludes other warrants (the “Armistice Warrants”) to purchase 48,000,000 shares of Common Stock held by the Master Fund that are not exercisable within 60 days of the Table Date. Under the terms of the Armistice Warrants and the Pre-Funded Warrants, a holder may not exercise the Armistice Warrants and the Prefunded Warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock which would exceed 4.99% (which percentage may be increased to up to 9.99% by a holder upon 61 days prior notice) and 9.99%, respectively, of our then outstanding Common Stock following such exercise, excluding for purposes of such determination shares of Common Stock issuable upon the exercise of such Armistice Warrants and the Pre-Funded Warrants which have not been exercised. Such securities are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be indirectly beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice Capital and Steven Boyd disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. The business address of the Master Fund is c/o Armistice Capital, LLC, 510 Madison Ave, 7th Floor, New York, NY 10022.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2022, information with respect to our 2009 Equity Incentive Plan and 2020 Equity Incentive Plan, and with respect to certain other options and warrants.

	Number of		Number of securities
	securities		remaining available
	to be issued		for future issuance
	upon exercise	Weighted average	under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(1) (a)	(2) (b)	(3) (c)
Equity compensation plans approved by security holders	5,086,362	$4.17	14,171,816

(1)	All options, warrants and rights reflected in the table were granted under the 2009 Plan. Includes shares issuable upon the vesting of RSUs and the shares underlying such RSUs. As of December 31, 2022, 650,000 shares were issuable in the future upon the vesting of RSUs.
(2)	The weighted average exercise price does not include the RSUs which do not have an exercise price.
(3)

Represents shares reserved for issuance under the 2020 Plan. Under our 2020 Plan, the number of shares that are reserved for issuance under the 2020 Plan generally increases, annually each January 1st by the lesser of (a) 5.0% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year or (b) a lesser number of shares of Common Stock determined by the Board before the start of a calendar year for which an increase applies. In September 2022, the Board determined and resolved that the then-current share reserve of shares covered by 2020 Plan, which consisted of 14,171,816 shares, not be available for awards made pursuant to the 2020 Plan but instead be available to be issued for other corporate purposes, and that no awards shall be made providing for the issuance or possible issuance of shares included in such share reserve, until such time in the future, if any, as the Board adopts a resolution providing that such shares shall be available to be issued pursuant to awards made under the 2020 Plan.  Additionally, in December 2022, the Board determined and resolved, that the 2020 Plan share reserve shall not be increased effective January 1, 2023, and that there shall not be any increase in share reserve for the 2023 year by virtue of the annual share reserve increase. No awards had been made pursuant to the 2020 Plan as of December 31, 2022. Under the 2020 Plan, subject to the provisions of the 2020 Plan concerning when Awards may be made under the 2020 Plan, we may grant options to purchase Common Stock and other kinds of equity awards, including shares of Common Stock, stock purchase rights, restricted Common Stock and restricted stock units, to officers, directors, employees or consultants providing services on such terms as are determined by the Board. No awards had been made pursuant to the 2020 Plan as of December 31, 2022.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

To our knowledge, other than (i) compensation for services as executive officers and directors; (ii) employment relationships or transactions involving an executive officer and related compensation solely resulting from that employment relationship or transaction, including the employment agreements, stock option or other equity awards, and other transactions described above under the heading "Executive Compensation" or not required to be reported; or (iii) as set forth below, there were no material transactions, or series of similar transactions, since January 1, 2021, or any currently proposed transactions, or series of similar transactions, to which we were, or will be, a party, in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the average of our total assets at the end of our last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of the Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest (a "related party transaction").

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

On July 5, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (the “Investor” or the “Purchaser”), pursuant to which the Company issued on July 5, 2022, in a private placement transaction, an aggregate of 3,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred”), together with warrants to purchase up to an aggregate of750,000 shares of common stock of the Company at an exercise price of $0.47 per share, subject to adjustment as provided in the warrants, for an aggregate subscription amount equal to $300,000. The warrant became exercisable commencing January 3, 2023, and has a term ending on January 5, 2028.

On March 14, 2023, the Company entered into a securities purchase agreement with Armistice Capital Master Fund Ltd. for the purchase and sale of 16,500,000 shares of its common stock and pre-funded warrants to purchase up to 7,500,000 shares of common stock, together with warrants to purchase up to 48,000,000 shares of common stock, at a combined purchase price of $0.125 per share (and $0.1249 per pre-funded warrant) and accompanying warrants, pursuant to a registered direct offering. The warrants have an exercise price of $0.138 per share, are initially exercisable beginning six months following the date of issuance and will expire five years and six months from the date of issuance. The closing of the offering occurred on March 16, 2023. Gross proceeds from the offering were approximately $3.0 million, before transaction fees and expenses. In connection with the transaction, Armistice entered into a voting agreement pursuant to which it agreed to vote shares of Common Stock that it holds as of the applicable record date in favor of proposals providing for a reverse stock split of the Company’s Common Stock and the proposed merger transaction between the Company and DMK Pharmaceuticals Corporation.

The Audit Committee is responsible under its charter for reviewing and, approving or ratifying all related party transactions.  In evaluating related person transactions, the members of the Audit Committee apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the Board of Directors and as individual directors.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth fees billed to us by our independent registered public accounting firm during the years ended December 31, 2022 and 2021 for: (i) services rendered for the audit of our annual financial statements, review of our quarterly financial statements, and other services normally provided in connection with statutory and regulatory filing requirements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

BDO fees summarized below:

	Fiscal 2022	Fiscal 2021
Audit Fees (1)	$708,052	$991,959
Audit Related Fees	—	—
Tax Fees (2)	61,273	56,223
All Other Fees	—	—
Total Fees:	$769,325	$1,048,182

(1)	Includes fees associated with the annual audit of our financial statements, the review of our interim financial statements, and for services normally provided in connection with statutory and regulatory filing requirements, including fees associated with review of registration statements and providing consents and comfort letters.
(2)	Includes fees associated with the preparation of the Company's income tax returns and other tax related consulting.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee approves in advance all audit and permitted non-audit services that may be performed by our principal independent registered public accounting firm. Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. The Audit Committee delegates certain pre-approval authority to its chairperson, whose activities are reported to the Audit Committee at each regularly scheduled meeting. All fees to our principal independent registered public accounting firm reported in the table above under the headings Audit Fees and Audit-Related Fees, and Tax Fees and All Other Fees, for the years ended December 31, 2022 and 2021 were approved by the Audit Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of the firm providing those services in the conduct of its auditing functions.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

2.1	Agreement and Plan of Share Exchange dated as of October 7, 2004, by and between the Company and Biosyn, Inc.		8-K	10/26/04
2.2	Agreement and Plan of Merger by and among the Company, US Compounding, Inc., Ursula Merger Sub Corp. and Eddie Glover dated as of March 28, 2016		8-K	03/29/16
3.1	Restated Certificate of Incorporation of the Registrant		S-8	03/17/14
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock dated August 19, 2014		8-K	08/20//14
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock		8-K	01/26/16
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock		8-K	07/12/16
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	06/12/20
3.6	Certificate of Amendment to Restated Certificate of Incorporation		8-K	09/08/20
3.7	Certificate of Designation of Preferences, Rights, and Limitations of Series C		8-K	07/06/22
4.1	Amended and Restated Bylaws of the Company		8-K	06/22/20
4.2	Specimen stock certificate for common stock		8-K	04/03/09
4.3	Form of Common Stock Purchase Warrant		8-K	08/01/19
4.4	Description of the Registrant’s Capital Stock		10-K	04/15/21
4.5	Form of Common Stock Purchase Warrant		8-K	02/21/20
4.6	Amended and Restated Bylaws of the Company		8-K	06/17/22
4.7	Form of Common Stock Purchase Warrant		8-K	07/06/22
4.8	Form of Common Stock Purchase Warrant		8-K	03/14/23
4.9	Form of Prefunded Common Stock Purchase Warrant		8-K	03/14/23
10.1	2009 Equity Incentive Plan*		S-8	07/18/18
10.2	Form of Stock Option Agreement for option awards*		8-K	09/16/11
10.3	Form of Option Agreement for Non-Employee Directors*		8-K	01/13/11
10.4	Form of Stock Appreciation Rights Agreement for Non-employee Directors		10-Q	11/12/19
10.5	Form of Restricted Stock Unit Agreement*		10-K	03/30/17
10.6	Form of Indemnity Agreement with directors and executive officers*		8-K	01/13/11
10.7	Funding Agreement dated October 12, 1992, by and between Ben Franklin Technology Center of Southeastern Pennsylvania and Biosyn, Inc.		S-4/A 333-155322	01/12/09
10.8	Executive Employment Agreement between the Company and Dennis J. Carlo dated December 31, 2015*		10-K	03/23/16
10.9	Executive Employment Agreement between the Company and David J. Marguglio dated December 31, 2015*		10-K	03/23/16
10.10	Executive Employment Agreement between the Company and Robert O. Hopkins dated December 31, 2015*		10-K	03/23/16
10.11	Exclusive License and Asset Purchase Agreement dated as of August 1, 2013, by and among the Registrant, 3M Corp. and 3M Innovative Properties Company		8-K	08/06/13

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.12	Lease Agreement dated April 1, 2014, between the Registrant and Pacific North Court Holdings, L.P.		10-KT	03/26/15
10.13	First Amendment to Lease between the Registrant and Pacific North Court Holdings, L.P.		10-K	04/15/21
10.14	Registration Rights Agreement dated August 18, 2014, by and between the Company and Sio Partners LP, Sio Partners QP LP and Sio Partners Offshores, Ltd.		8-K	08/20/14
10.15	Purchase Agreement dated January 26, 2016		8-K	01/26/16
10.16	Amended and Restated Registration Rights Agreement dated January 26, 2016		8-K	01/26/16
10.17	Purchase Agreement dated July 11, 2016		8-K	07/12/16
10.18	Registration Rights Agreement dated July 11, 2016		8-K	07/12/16
10.21	Compensation Committee Authorization Regarding Discretionary Payments Ex		8-K	02/27/18
10.22	Offer Letter between the Company and David C. Benedicto */***		10-K	03/31/22
10.23	Executive Employment Agreement between the Company and Ronald B. Moss, M.D., dated as of February 28, 2017.*		10-K	03/30/17
10.24	Underwriting Agreement dated August 2, 2018		8-K	08/02/18
10.24	Distribution and Commercialization Agreement between the company and Sandoz, Inc.**		10-Q	11/09/18
10.26	Placement Agency Agreement between Maxim Group LLC and the Company dated February 20, 2020		8-K	02/21/20
10.27	Form of Securities Purchase Agreement dated February 21, 2020		8-K	02/21/20
10.28	Underwriting Agreement dated January 29, 2021		8-K	01/29/21
10.29	Underwriting Agreement dated September 18, 2020		8-K	09/18/20
10.30	August 2020 Amendment to Loan Amendment and Assumption Agreement		8-K	09/15/20
10.31	Amended Promissory Note		8-K	09/15/20
10.32	2020 Equity Incentive Plan *		8-K	08/24/20
10.33	Adamis Pharmaceuticals Corporation Bonus Plan *		8-K	06/22/20
10.35	Termination and Transfer Agreement between Sandoz Inc. and the Company ***+		10-Q	08/17/20
10.36	Transition Service Agreement ***+		10-Q	08/17/20
10.37	License Agreement between the Company and Matrix Biomed, Inc. ***+		10-Q	08/17/20
10.38	Distribution and Commercialization Agreement between the Company and USWM, LLC***		10-Q	08/17/20
10.39	Lease Agreement between the Company and Oil States Energy Services, LLC, as amended +		10-K	04/15/21
10.40	Promissory Note dated March 15, 2021		10-K	04/15/21
10.41	Underwriting Agreement		8-K	01/29/21
10.42	Asset Purchase Agreement effective as of July 30, 2021, by and among the Registrant, US Compounding, Inc.. and Fagron Compounding Services, LLC. +***		8-K	08/05/21
24

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form/ File No.	Date

10.43	Supply Agreement Addendum by and among the Registrant, US Compounding Inc. and Fagron Compounding, LLC***		8-K	08/05/21
10.44	Settlement Agreement between the Company, US Compounding Inc., Nephron Pharmaceuticals Corporation, Nephron S.C., Inc., Nephron Sterile Compounding Center, LLC and certain other parties. +***		10-Q	11/22/21
10.45	First Amendment to Exclusive License Agreement dated November 9, 2021 between the Company and Matrix Biomed, Inc.***		10-K	03/31/22
10.46	Executive Employment Agreement between the Company and David J. Marguglio dated as of May 18, 2022		8-K	05/19/22
10.47	Separation Agreement and Release dated as of May 18, 2022 between the Company and Dennis J. Carlo		8-K	05/19/22
10.48	Executive Employment Agreement between the Company and David C. Benedicto dated as of June 22, 2022		8-K	06/24/22
10.49	Securities Purchase Agreement dated July 5, 2022, between the Company and the parties thereto.		8-K	07/06/22
10.50	Registration Rights Agreement dated July 5, 2022, between the Company and the parties thereto.		8-K	07/06/22
10.51	Forms of Securities Purchase Agreement		8-K	03/14/23
21.1	Subsidiaries of the Registrant		10-K	04/15/21
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm		10-K	03/16/23
24.1	Power of Attorney (See signature page)		10-K	03/16/23
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	03/16/23
32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	03/16/23

+	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by SEC.
*	Represents a compensatory plan or arrangement.
**	We have received confidential treatment for certain portions of this exhibit.
***	Certain marked information (indicated by “[***]”) has been omitted from this exhibit as the registrant has determined it is both not material and is the type that the registrant customarily and actually treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California.

ADAMIS PHARMCEUTICALS CORPORATION

Dated: May 1, 2023	By:	/s/ DAVID J. MARGUGLIO
David J. Marguglio
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
Principal Executive Officer:

/s/ DAVID J. MARGUGLIO	Chief Executive Officer	May 1, 2023
David J. Marguglio	and Director

Principal Financial Officer
and Principal Accounting Officer:

/s/ DAVID C. BENEDICTO	Chief Financial Officer	May 1, 2023
David C. Benedicto

Directors:

/s/ *	Director	May 1, 2023
David J. Marguglio

/s/ *	Director	May 1, 2023
Richard C. Williams

/s/ *	Director	May 1, 2023
Howard C. Birndorf

/s/ *	Director	May 1, 2023
Meera J. Desai

/s/ *	Director	May 1, 2023
Vickie S. Reed

* By:	/s/ DAVID C. BENEDICTO
David C. Benedicto
Attorney-in-fact

