Form 10-Q
period 2023-03-31
Adamis Pharmaceuticals Corp
filed 2023-05-15
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of May 9, 2023, was 173,983,265.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,099,843	$1,081,364
Restricted Cash	30,079	30,068
Accounts Receivable, net	—	1,054,058
Receivable from Fagron	21,173	30,951
Inventories	664,358	1,238,778
Prepaid Expenses and Other Current Assets	750,272	1,884,015
Current Assets of Discontinued Operations	2,981,305	3,952,916
Total Current Assets	7,547,030	9,272,150
LONG TERM ASSETS
Fixed Assets, net	1,244,669	1,288,894
Right-of-Use Assets	232,222	317,622
Other Non-Current Assets	52,174	52,174
Total Assets	$9,076,095	$10,930,840
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$9,780,979	$7,937,493
Deferred Revenue, current portion	27,779	27,779
Accrued Other Expenses	1,829,554	1,510,053
Product Recall Liability	130,152	305,806
Lease Liabilities	250,361	342,562
Current Liabilities of Discontinued Operations	929,700	1,272,173
Total Current Liabilities	12,948,525	11,395,866
LONG TERM LIABILITIES
Deferred Revenue, net of current portion	171,302	178,247
Warrant Liabilities, at fair value	5,480,646	7,492
Total Liabilities	18,600,473	11,581,605
COMMITMENTS AND CONTINGENCIES (Note 12)

MEZZANINE EQUITY
Convertible Preferred Stock - Par Value $0.0001; 10,000,000 Shares Authorized; Series C Preferred Stock 3,000 Shares Authorized, liquidation preference $110 per share; 3,000 Issued and Outstanding at March 31, 2023 and December 31, 2022	157,303	157,303

STOCKHOLDERS’ DEFICIT
Common Stock - Par Value $0.0001 ; 200,000,000 Shares Authorized; 167,006,222 and 150,506,222 Issued, 166,483,265 and 149,983,265 Outstanding at March 31, 2023 and December 31, 2022, respectively	15,051	15,051
Additional Paid-in Capital	303,815,511	303,746,217
Accumulated Deficit	(313,506,993)	(304,564,086)
Treasury Stock - 522,957 Shares, at cost	(5,250)	(5,250)
Total Stockholders’ Deficit	(9,681,681)	(808,068)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$9,076,095	$10,930,840

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2023	2022
REVENUE, net	$1,453,000	$1,154,514
COST OF GOODS SOLD	1,788,066	1,463,582
Gross Loss	(335,066)	(309,068)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,782,086	3,382,696
RESEARCH AND DEVELOPMENT	1,310,529	4,221,525
Loss from Operations	(6,427,681)	(7,913,289)

OTHER INCOME (EXPENSE)
Interest Income	11	4,148
Other Expense	(113,034)	(440,000)
Loss on PPP2 loan	—	(1,850,000)
Excess of March 2023 Warrant Fair Value over Offering Proceeds	(2,476,109)	—
Change in Fair Value of Warrants	2,205	9,387
Total Other Expense, net	(2,586,927)	(2,276,465)
Net Loss from Continuing Operations before Income Taxes	(9,014,608)	(10,189,754)
Income Taxes – Continuing Operations	—	—
Net Loss from Continuing Operations	$(9,014,608)	$(10,189,754)
DISCONTINUED OPERATIONS
Net Income (Loss) from Discontinued Operations before Income Taxes	71,701	(164,861)
Income Taxes - Discontinued Operations	—	—
Net Income (Loss) from Discontinued Operations	71,701	(164,861)
Net Loss Applicable to Common Stock	$(8,942,907)	$(10,354,615)
Basic and Diluted Loss Per Share:
Continuing Operations	$(0.06)	$(0.07)
Discontinued Operations	$—	$—
Basic and Diluted Loss Per share	$(0.06)	$(0.07)
Basic and Diluted Weighted Average Shares Outstanding	152,916,598	149,617,429

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICT) EQUITY

Three Months Ended March 31, 2023	Convertible Preferred Stock (Mezzanine Equity)		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2022	3,000	$157,303	150,506,222	$15,051	$303,746,217	522,957	$(5,250)	$(304,564,086)	$(808,068)

March 2023 Offering			16,500,000	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	69,294	—	—	—	69,294
Net Loss			—	—	—	—	—	(8,942,907)	(8,942,907)
Balance March 31, 2023	3,000	$157,303	167,006,222	$15,051	$303,815,511	522,957	$(5,250)	$(313,506,993)	$(9,681,681)

Three Months Ended March 31, 2022	Convertible Preferred Stock (Mezzanine Equity)		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2021	—	$—	150,117,219	$15,012	$303,958,829	522,957	$(5,250)	$(278,085,813)	$25,882,778
Issuance of Restricted Stock Units (RSUs)	—	—	139,003	14	(14)	—	—	—	—
Share Based Compensation	—	—	—	—	372,118	—	—	—	372,118
Net Loss			—	—	—	—	—	(10,354,615)	(10,354,615)
Balance March 31, 2022	—	$—	150,256,222	$15,026	$304,330,933	522,957	$(5,250)	$(288,440,428)	$15,900,281

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,942,907)	$(10,354,615)
Less: (Income) Loss from Discontinued Operations	(71,701)	164,861
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Stock Based Compensation	69,294	372,118
Provision for Excess and Obsolete Inventory	—	(7,421)
Variable Consideration of Receivable from Fagron	—	440,000
Excess of March 2023 Warrant Fair Value over Offering Proceeds	2,476,109	—
Change in Fair Value of Warrant Liability	(2,205)	(9,387)
Cash Payments in Excess of Lease Expense	(6,801)	(4,027)
Depreciation Expense	109,470	344,155
Change in Operating Assets and Liabilities:
Accounts Receivable	1,054,058	(784,524)
Inventories	574,420	394,030
Prepaid Expenses and Other Current & Non-current Assets	1,133,743	371,905
Accounts Payable	1,778,241	1,171,894
Product Recall Liability	(175,654)	—
PPP2 Loan Contingent Loss Liability	—	1,850,000
Deferred Revenue	(6,945)	(25,000)
Accrued Other Expenses and Bonuses	594,501	(638,905)
Net Cash Used in Operating Activities of Continuing Operations	(1,416,377)	(6,714,916)
Net Cash Used in Operating Activities in Discontinued Operations	(131,161)	(270,820)
Net Cash Used in Operating Activities	(1,547,538)	(6,985,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	—	(26,928)
Proceeds from Receivable from Fagron	9,778	1,559,640
Net Cash Provided by Investing Activities of Continuing Operations	9,778	1,532,712
Net Cash Provided by Investing Activities of Discontinued Operations	832,000	—
Net Cash Provided by Investing Activities	841,778	1,532,712

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from March 2023 Offering related to Common Stock Warrant	2,099,862	—
Proceeds from March 2023 Offering related to Prefunded Warrant	899,388	—
March 2023 Offering Issuance Costs	(275,000)	—
Net Cash Provided by Financing Activities of Continuing Operations	2,724,250	—
Net Cash Provided by Financing Activities of Discontinued Operations	—	—
Net Cash Provided by Financing Activities	2,724,250	—
Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	2,018,490	(5,453,024)
Cash and Cash Equivalents and Restricted Cash:
Beginning Balance	1,111,432	23,250,793
Increase in Cash and Restricted Cash from Discontinued Operations	—	—
Ending Balance	$3,129,922	$17,797,769

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
RECONCILIATION OF CASH & CASH EQUIVALENTS AND RESTRICTED CASH
Cash & Cash Equivalents	$3,099,843	$17,767,735
Restricted Cash	30,079	30,034
	$3,129,922	$17,797,769

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of operations of Adamis Pharmaceuticals Corporation (“the Company”) for any interim periods are not necessarily indicative of the results of operations for any other interim periods or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

On January 18, 2023, Aardvark Merger Sub, Inc., ( “Merger Sub”), a Delaware Corporation, was formed in anticipation of entering into an Agreement and Plan of Merger and Reorganization with DMK Pharmaceuticals Corporation (“DMK”), a privately-held, clinical stage neuro-biotechnology company focused on the development and commercialization of potential products for the treatment of a variety of neuro-based disorders, including without limitation opioid use disorder, acute and chronic pain, bladder problems, and Parkinson’s disease, which was announced on February 27, 2023 (“Merger Agreement”). Merger Sub is a wholly-owned subsidiary of the Company. As of March 31, 2023, Merger Sub has no business operations. There can be no assurances that the proposed merger transaction with DMK Pharmaceuticals Corporation will be completed.

 Merger Agreement

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of DMK (other than dissenting shares, if any) will generally be converted into the right to receive a number of shares of Adamis common stock (“Common Stock”) equal to the exchange ratio as defined in the Merger Agreement and described below; however, if a DMK shareholder’s receipt of such shares would result in the shareholder’s beneficial ownership of Adamis Common Stock exceeding a certain percentage limit specified in the Merger Agreement, then the shareholder will, in lieu of receiving shares of Common Stock in excess of such beneficial ownership limit, receive shares of a new series of Adamis convertible preferred stock (the “Series E Preferred”) that is generally convertible into the number of shares of Adamis Common Stock that the stockholder would have been entitled to receive in excess of such beneficial ownership limit, but that is subject to certain beneficial ownership limitations on conversion and voting rights (the shares of Adamis Common Stock and Series E Preferred that are issuable pursuant to the Merger Agreement, sometimes referred to as the “Merger Consideration Shares”). The number of shares of Adamis Common Stock that will be issuable (including upon conversion of shares of Series E Preferred issuable in the transaction without regard to beneficial ownership conversion limitations) to holders of outstanding shares of DMK common stock (other than holders, if any, of dissenting shares) will be determined by dividing $27,000,000 by the average closing prices of the Adamis Common Stock for the five trading days ending one trading day before the Effective Time (adjusted to give effect to the reverse stock split of the Common Stock); and the exchange ratio will be determined by dividing such number of shares by the number of outstanding DMK shares of common stock immediately before the Effective Time. Notwithstanding the foregoing, the Merger Agreement also provides that if the determination of the exchange ratio based on the foregoing calculation above would result in the holders of Adamis common stock immediately before the Effective Time owning less than 50.1% of the aggregate of (i) the number of shares of Adamis common stock held by such stockholders immediately after the Effective Time, plus (ii) the number of shares of Adamis common stock issuable to the stockholders of DMK pursuant to the exchange ratio as calculated above (determined on an as-converted basis including shares issuable upon conversion of the Merger Consideration shares of Series E Preferred without regard to beneficial ownership limitations), plus (iii) the number of shares of Adamis common stock that are issuable upon exercise of DMK stock options assumed by Adamis pursuant to the Merger Agreement (the “Adamis Percentage Threshold”), then the number of shares constituting the Merger Consideration (determined on an as-converted basis including shares issuable upon conversion of the Merger Consideration shares of Series E Preferred) will be a number such that the stockholders of Adamis holding shares of Adamis common stock immediately before the Effective Time hold a number of shares of Adamis common stock immediately after the Effective Time equal to the Adamis Percentage Threshold.

As contemplated by the Merger Agreement, Adamis intends to hold a special meeting of its stockholders and seek the approval of its stockholders to, among other things, vote on certain proposals the approval of which is necessary in order to effect the transaction, including a proposal to (a) issue the Merger Consideration Shares issuable in connection with the Merger, pursuant to the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and (b) amend the Company’s restated certificate of incorporation to effect a reverse stock split of the Adamis Common Stock, in a ratio to be set by the Adamis board of directors and, assuming the issuance of Merger Consideration Shares is approved and other closing conditions described in the Merger Agreement are satisfied, determined prior to the closing of the Merger. The reverse stock split is intended to provide sufficient shares in order to complete the transactions contemplated by the Merger Agreement as well as to increase the trading prices of the Company’s common stock in order to satisfy the minimum bid price requirements for continued listing of the Common Stock on the Nasdaq Capital Market.

The Merger Agreement contains a number of customary representations, warranties, and covenants of both parties, including, among others, covenants relating to (1) taking all action necessary to allow the respective companies’ stockholders to vote on proposals relating to the Merger, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, and (4) Adamis filing with the U.S. Securities and Exchange Commission (the “SEC”) after the closing of the Merger a registration statement or prospectus supplement covering the resale of shares of Adamis Common Stock that will be issued or issuable in connection with the Merger (the “Registration Statement”). The Merger Agreement provides that Adamis will pay certain actual, out-of-pocket transaction expenses incurred by DMK in connection with the transaction.

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

8

Going Concern

The Company’s cash and cash equivalents were $3,099,843 and $1,081,364 at March 31, 2023 and December 31, 2022, respectively.

The condensed consolidated financial statements were prepared under the assumption that the Company will continue its operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to the Company’s future business as described below, which may preclude the Company from realizing the value of certain assets.

The Company’s condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, negative cash flows from operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of approximately $8.9 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of approximately $313.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company will need additional funding to sustain operations, satisfy existing and future obligations and liabilities, and otherwise support the Company’s operations and business activities and working capital needs. Management’s plans include attempting to secure additional required funding through equity or debt financing if available, seeking to enter into a partnership or other strategic agreement regarding, or sales or out-licensing of, our commercial products, product candidates or intellectual property assets or other assets including assets held for sale related to our former USC business, revenues relating to supply and sale of SYMJEPI and ZIMHI products and share of net profits received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of our products, from a merger or other business combination, or similar transactions.  There can be no assurance that we will be able to obtain required funding in the future.  As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions involving issuances of equity securities. Additionally, the Company is currently working to cure non-compliance issues regarding the Company’s minimum stock price and minimum market value of listed securities by their respective cure dates and there can be no assurance that the Company will be successful in these endeavors. (See Notes 9 and 13 for additional information). As disclosed elsewhere in this Report, we have entered into the Merger Agreement with DMK, and a special meeting of our stockholders is scheduled to be held on May 15, 2023, to consider and vote on certain proposals relating to the Merger and the Merger Agreement, including a proposed reverse stock split of our outstanding shares of Common Stock.  If the proposals are approved and the Merger is consummated, the combined company will require additional funding.  Such additional funding may not be available, may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. There is no assurance that the Company will be successful in obtaining the necessary funding to sustain our operations or meet the Company’s business objectives. If the Company does not obtain required funding, the Company’s cash resources will be depleted in the near term and the Company would be required to materially reduce or suspend operations, which would likely have a material adverse effect on the Company’s business, stock price and our relationships with third parties with whom the Company have business relationships. If the Company does not have sufficient funds to continue operations, the Company could be required to seek bankruptcy protection, dissolution or liquidation, or other alternatives that could result in the Company’s stockholders losing some or all of their investment in us. The Company has implemented expense reduction measures including, without limitation, employee headcount reductions and the reduction or discontinuation of certain product development programs. In addition, a severe or prolonged economic downturn, political disruption or pandemic, such as the COVID-19 pandemic, could result in a variety of risks to the Company business, including the ability to raise capital when needed on acceptable terms, if at all.

Basic and Diluted per Share

Under ASC 260, the Company is required to apply the two-class method to compute earnings per share (or, EPS). Under the two-class method both basic and diluted EPS are calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings. The two-class method results in an allocation of all undistributed earnings as if all those earnings were distributed. Considering the Company has generated losses in each reporting period since its inception through March 31, 2023, the Company also considered the guidance related to the allocation of the undistributed losses under the two-class method. The contractual rights and obligations of the preferred stock shares and the March 2023 Warrants (see Footnote 9 for additional information) were evaluated to determine if they have an obligation to share in the losses of the Company. As there is no obligation for the preferred stock shareholders or the holders of the March 2023 Warrants to fund the losses of the Company nor is the contractual principal or redemption amount of the preferred stock shares or March 2023 Warrants reduced as a result of losses incurred by the Company, under the two-class method, the undistributed losses will be allocated entirely to the common stock securities.

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The March 2023 Prefunded Warrants are excluded from basic EPS calculations as they are liability classified. The diluted loss per share calculation is based on the if-converted method for convertible preferred shares and gives effect to dilutive if-converted shares and the treasury stock method and gives effect to dilutive options, warrants and other potentially dilutive common stock. The preferred stock, however, is not considered potentially dilutive due to the contingency on the conversion feature not being tied to stock price or price of the convertible instrument. The March 2023 Warrants are assumed to be settled in shares, and at each reporting period the Company will evaluate the combined effect of the adjustment to the numerator (assumed beginning of the period exercise) and inclusion of the March 2023 Warrants in the denominator, with the March 2023 Warrants included for the purposes of diluted EPS calculation if such effect is dilutive. The March 2023 Warrants were determined to be anti-dilutive. The common stock equivalents were anti-dilutive and were excluded from the calculation of weighted average shares outstanding.

Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the period ended March 31, 2023 and March 31, 2022, consist of the following:

	March 31, 2023	March 31, 2022
Outstanding Warrants	70,452,824	14,202,824
Outstanding Options	4,148,969	4,916,142
Outstanding Restricted Stock Units	650,000	900,000

.

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

Assets classified as held for sale that are not sold after the initial one-year period are assessed to determine if they meet the exception to the one-year requirement to continue being classified as held for sale. The primary asset that is held for sale is the US Compounding, Inc. (USC) property with a carrying value of $2.9 million. At March 31, 2023, the Company determined that the exception criteria to continue held for sale classification were met as the Company initiated actions to respond to changes in circumstances and the USC property is being actively marketed at a reasonable price based on its recent market valuation. The Company has engaged two parties to find a qualified buyer and anticipates receiving an offer possibly in the next few months based on on-going discussions.

Recent Accounting Pronouncements

There were no new accounting pronouncements adopted that had a material impact on the Company’s financial statements.

Note 2: Discontinued Operations and Assets Held for Sale

In July 2021, the Company approved a restructuring process to wind down and cease the remaining operations at USC, with the remaining USC assets to be sold, liquidated or otherwise disposed of.

In August 2021, the Company entered into a purchase agreement with Fagron Compounding Services, LLC (“Fagron”) to sell to Fagron certain assets of our subsidiary, US Compounding, Inc., related to its human compounding pharmaceutical business including certain customer information and information on products sold to such customers by USC, including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products. Fagron made monthly payments to the Company based on formulas related to the amounts actually collected by Fagron or its affiliates for sales of products or services made through July 30, 2022. As of March 31, 2023, the total amount received in connection with this purchase agreement was approximately $5.5 million. At March 31, 2023, the remaining receivable from Fagron was approximately $21,000.

In August 2021, the Company and its wholly-owned USC subsidiary entered into an Asset Purchase Agreement effective as of August 31, 2021 with a third party buyer, providing for the sale and transfer by USC of certain assets related to USC’s veterinary compounded pharmaceuticals business. The sale covers the transfer of all the veterinary business customers’ information belonging to USC or in USC’s control and possession and USC’s know how, information and expertise regarding the veterinary business. Pursuant to the agreement, the buyer agreed to pay the Company, for any sales of products in USC’s veterinary products list or equivalent products made to the customers included in the agreement during the five-year period after the date of the agreement, an amount equal to twenty percent (20%) of the amount actually collected by the buyer on such sales during the period ending three months after the end of such five year period. As of March 31, 2023, the Company has not recognized an amount under this agreement.

As of December 31, 2021, the Company had shut down the operations of USC, terminated all of USC’s employees and is engaged in the process of selling or attempting to sell or otherwise dispose of USC’s remaining assets. As of March 31, 2023, the Company continues to actively market its remaining assets held for sale.

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

The major assets and liabilities associated with discontinued operations included in our consolidated balance sheets are as follows (unaudited):

Carrying amounts of major classes of assets included as part of discontinued operations (unaudited):

	March 31, 2023	December 31, 2022
Cash and Cash Equivalents	$30,136	$30,085
Accounts Receivable, net	—	—
Inventories	—	—
Fixed Assets, Held for Sale	5,747,590	6,719,252
Other assets	5,407	5,407
Loss: Loss recognized on classification as held for sale	(2,801,828)	(2,801,828)
Total assets of the disposal group classified as held for sale in the statement of financial position	$2,981,305	$3,952,916

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts Payable	$667,957	$649,633
Accrued Other Expenses	61,709	75,602
Lease Liabilities	200,034	243,008
Contingent Loss Liability	—	50,000
Other Current Liabilities	—	208,000
Deferred Tax Liability	—	45,930
Total liabilities of the disposal group classified as held for sale in the statement of financial position	$929,700	$1,272,173

Fixed assets held for sale are comprised of USC’s land and building, although there has not been a definitive offer to purchase the land and building, the land and building continues to be actively marketed. Absent a definitive offer, in the Company’s estimation, marketing the land and building at its recent appraised value of $3,200,000, which is supported by a third-party valuation that took into consideration comparable properties' price per square foot, market rents and market capitalization rates, was a reasonable price.

In January 2023, the Company received approximately $832,000 relating to the completion of the sale of certain fixed assets to a third party. This amount plus the $208,000 of earnest money received as a deposit in December 2022 (previously recorded as other current liability), resulted in the recognition of a gain of approximately $68,000 which was recorded as a gain on sale of fixed assets in discontinued operations as of March 31, 2023.

As of March 31, 2023, the outstanding liabilities related to the contract termination costs recorded in contingent loss liability of discontinued operations was $0 as the Company paid $50,000 in January 2023, pursuant to a settlement agreement. Additionally, the remaining deferred tax liability related to indefinite lived assets and state deferred tax liabilities was adjusted to $0.

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows (unaudited):

	Three-Months Ended March 31,
	2023	2022
Major line items constituting pretax loss of discontinued operations

Selling, General and Administrative Expenses	$45	$(172,472)
Other Income (Expense)
Interest Income	—	11
Gain on Sale of Fixed Assets	68,339	7,600
Other Income	3,317	—
Income (loss) from discontinued operations before income taxes	71,701	(164,861)
Income tax benefit	—	—
Net Income (Loss) from discontinued operations after income taxes	$71,701	$(164,861)

Note 3: Revenues

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

Exclusive Distribution and Commercialization Agreement for SYMJEPI™ and ZIMHI™ with US WorldMeds (“USWM”)

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

For the period ended March 31, 2023 and December 31, 2022, a liability of approximately $0.1 million and $0.3 million, respectively, associated with the recall is reflected in the balance sheet. Approximately, $0.1 million in product recall costs were recorded in selling, general and administrative costs during the three-months ended March 31, 2023. Total product recall costs from inception of the recall through March 31, 2023, were approximately $2.6 million. The Company may be able to be reimbursed by certain third parties for some of the costs of the recall under the terms of its manufacturing agreements or insurance policies, but there are no assurances regarding the amount or timing of any such recovery. In February 2023, the Company received notice from the FDA that the FDA considers the voluntary recall of our SYMJEPI products to be terminated. Such notice does not preclude the FDA from taking action in the future related to the recall, and the Company remains responsible for compliance with applicable laws relating to the product and the recall.

Note 4: Inventories

 Inventories at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Finished Goods	$—	$267,554
Work-in-Process	—	261,720
Raw Materials	664,358	709,504
Total Inventories	$664,358	$1,238,778

There was no reserve for obsolescence as of March 31, 2023 and December 31, 2022.

Note 5: Fixed Assets

Fixed assets at March 31, 2023 and December 31, 2022 are summarized in the table below:

Description	Useful Life (Years)	March 31, 2023	December 31, 2022
Machinery and Equipment	3-7	$6,019,206	$5,209,575
Less: Accumulated Depreciation		(4,774,537)	(4,665,067)
Construction In Progress - Equipment (CIP)		—	744,386
Fixed Assets, net		$1,244,669	$1,288,894

For the three months ended March 31, 2023 and 2022, depreciation expense was approximately $109,000 and $344,000, respectively.

 Note 6: Debt

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

Second Draw Paycheck Protection Program (PPP) Loan (Second Draw PPP Loan)

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

Even though the PPP Loan has been forgiven and the Second Draw PPP Loan repaid, our PPP loans and applications for forgiveness of loan amounts remain subject to review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the Company that was part of the PPP loan application process. Accordingly, the Company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan and Second Draw PPP Loan or obtaining forgiveness of those loans. If the Company were to be audited or reviewed and receive an adverse determination or finding in such audit or review, including a determination that the Company was ineligible to receive the applicable loan, the Company could be required to return or repay the full amount of the applicable loan and could be subject to additional fines or penalties, which could reduce the Company’s liquidity and adversely affect our business, financial condition and results of operations

See Note 9 below for additional information concerning certain matters relating to the Second Draw PPP Loan.

Note 7: Fair Value Measurement

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

The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to the short-term nature of these items based on Level 1 of the fair value hierarchy. Based on the borrowing rates currently available to the Company for debt with similar terms and consideration of default and credit risk, the carrying value of the Ben Franklin Note approximates fair value based on Level 2 of the fair value hierarchy.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant liability	$2,592	$—	$2,592	$—
Prefunded Warrants (Note 10)	899,388		899,388	—
Common Stock Warrants (Note 10)	4,578,666		4,578,666	—
Total common stock warrant liabilities	$5,480,646	$—	$5,480,646	$—

The fair value measurement of the warrants issued by the Company in February 2020 (“2020 Warrant Liability”) and March 16, 2023 (Prefunded Warrant and Commons Stock Warrant) are based on inputs that are are observable or can be corroborated by observable market data (such as the Company’s daily closing stock price and the published treasury par yield curves from the US Department of the Treasury), and, as such, qualify as Level 2 measurement. The Company’s estimated fair value of the warrant liabilities was calculated using the Black Scholes Option Pricing Model. Key inputs at March 31, 2023 include the expected volatility of the Company’s stock ranging from approximately 70% - 109.3% (the weighted average volatility at 107.15%), the Company’s stock price at valuation date of $0.12, expected dividend yield of 0.0%, expected term ranging from 2.43 to 5.46 years (with the weighted average term at 5.37) and average risk-free interest rate ranging from 3.596% - 4.016% (with the weighted average risk free rate at 3.616%).

The following table sets forth a summary of changes in the fair value of the Company’s liability-classified warrants that are measured at fair value on a recurring basis:

	2020 Warrants		March 2023 Prefunded Warrants		March 2023 Common Stock Warrants
	Number of Warrants	Liability	Number of Warrants	Liability	Number of Warrants	Liability	Total
Balance at December 31, 2022	350,000	$7,492	—	$—	—	$—	$7,492
March 2023 Offering	—	—	7,500,000	899,388	48,000,000	4,575,971	5,475,359
Change in Fair Value, three months-ended March 31, 2023	—	(4,900)	—	—	—	2,695	(2,205)
Balance at March 31, 2023	350,000	$2,592	7,500,000	$899,388	48,000,000	$4,578,666	$5,480,646

Note 8: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Employee Retention Credit	$—	$875,307
Prepaid Insurance	220,073	323,143
Prepaid - Research and Development	329,437	588,354
Other Prepaid	194,903	78,590
Other Current Assets	5,859	18,621
	$750,272	$1,884,015

Employee Retention Credit:

The Company applied for the Employee Retention Credit (ERC) which was available under the CARES Act. The ERC is a fully refundable tax credit for employers equal to 50 percent of qualified wages (including allocable qualified health plan expenses) that eligible employers paid their employees. The ERC applied to wages paid after March 12, 2020 and before January 1, 2021. The Company received the full amount of the ERC from the Department of Treasury in January 2023.

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

Investigations

On May 11, 2021, each of the Company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the Company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the Company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. The Company has also received requests from the Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters arising therefrom in connection with the SEC’s investigation. The Company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed. Additionally, on March 16, 2022, we were informed that the Civil Division of the USAO (“Civil Division”) is investigating the Company’s Second Draw PPP Loan application disclosed in previous reports. The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter. In June 2022, following the inquiry the Company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees. The Company intends to continue cooperating with the USAO, SEC, and Civil Division. We have received additional requests for production of documents from the SEC and the USAO, have responded to those requests, and continue to engage in communications with the SEC and the USAO regarding their investigations. Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation. As of the date of this Report, the Company is unable to predict the duration, scope, or final outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what penalties, payments, by the Company, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; what penalties, payments by the Company, remedies or remedial measures the USAO, SEC or other federal or state authorities may require in order to resolve the investigations; or what, if any, impact the foregoing matters may have on the Company’s business, financial condition, previously reported financial results, financial results included in this Report, or future financial results. We or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas. We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation. There can be no assurance that any resolution of these matters and investigations with the USAO or SEC will not have a material and adverse effect on the Company. The foregoing matters have diverted and may continue to divert management’s attention, have caused the Company to suffer reputational harm, have required and will continue to require the Company to devote significant financial resources, could subject the Company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, payments, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and materially affect the Company’s business, previously reported financial results, financial results included in this Report, or future financial results. The occurrence of any of these events could have a material adverse effect on the Company’s business, financial condition and results of operations.

 Nasdaq Compliance

On December 28, 2022, the Company was notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon the Company’s non-compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) as of December 27, 2022, the Company’s common stock was subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel, and a hearing was held on February 16, 2023. On February 21, 2023, the Staff notified the Company that the Panel has granted the Company’s request for continued listing of the Company’s common stock on the Nasdaq Stock Market and an extension until June 26, 2023 (the “Compliance Period”) to regain compliance with the continued listing requirements for The Nasdaq Capital Market, including the minimum $1.00 bid price requirement of Nasdaq Listing Rule 5500(a)(2) (the “Rule”). The extension granted by the Panel is subject to the Company’s timely undertaking certain corporate actions during the Compliance Period, including without limitation holding a special meeting of stockholders to obtain approval for a reverse stock split of our common stock, and effecting a reverse stock split, if required, in order to achieve a closing minimum bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions during the Compliance Period. The notice indicated that June 26, 2023, represents the full extent of the Panel’s discretion to grant continued listing while it is non-compliant, and that the Panel reserved the right to reconsider the terms of the exception.

On April 12, 2023, the Company received a notice of noncompliance from Nasdaq regarding the Company’s failure to maintain a minimum Market Value of Listed Securities (or MVLS) of $35 million. Nasdaq rules also provide the Company with a compliance period of 180 calendar days in which to regain compliance.

As contemplated by the Merger Agreement with DMK Pharmaceuticals Corporation, the Company intends to hold a special meeting of its stockholders and seek the approval of its stockholders to, among other things, vote on certain proposals the approval of which is necessary in order to effect the transaction, including a proposal to (a) issue shares of common stock and preferred stock in connection with the Merger, pursuant to the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and (b) amend the company’s restated certificate of incorporation to effect a reverse stock split of the Common Stock, in a ratio to be set by the Company’s board of directors and, assuming the issuance of shares pursuant to the Merger is approved and other closing conditions described in the Merger Agreement are satisfied, determined prior to the closing of the Merger. The reverse stock split is intended to provide sufficient shares in order to complete the transactions contemplated by the Merger Agreement as well as to increase the trading prices of the company’s common stock in order to satisfy the minimum bid price requirements and enable the Company to maintain the required MVLS for continued listing of the Common Stock on the Nasdaq Capital Market.

The Company intends to diligently work to take the actions required to satisfy the terms of the Panel’s extension and to regain compliance regarding both the minimum stock price and minimum MVLS; however, there can be no assurance that a reverse stock split, if implemented, will increase the market price of the Company’s common stock in proportion to the reduction in the number of shares of common stock outstanding before such reverse stock split or, even if it does, that such price will be maintained for any period of time, that the increase in market price will achieve and maintain the required minimum MVLS, or that the Company will be able to take any additional actions required to comply with the terms to regain compliance by the requisite dates.

Jerald Hammann

On June 8, 2021, Jerald Hammann filed a complaint against the Company and each of its directors in the Court of Chancery of the State of Delaware, captioned Jerald Hammann v. Adamis Pharmaceuticals Corporation et al., C.A. No. 2021-0506-PAF (the “Complaint”), seeking injunctive and declaratory relief. The Complaint alleges, among other things, that the defendants (i) violated Rule 14a-5(f) and 14a-9(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s 2021 annual meeting of stockholders—which was subsequently held on July 16, 2021 (the “2021 annual meeting”)—and disseminated false and misleading information in the Company’s proxy materials relating to the 2021 annual meeting, (ii) violated certain provisions of the Company’s bylaws relating to the 2021 annual meeting, (iii) violated section 220 of the Delaware General Corporation Law (“DGCL”) in connection with a request for inspection of books and records submitted by the plaintiff, and (iv) breached their fiduciary duties of disclosure and loyalty, including relating to establishing and disclosing the date of the Company’s 2021 annual meeting and to the Company’s determination that a solicitation notice delivered to the Company by plaintiff was not timely and was otherwise deficient. On April 4, 2022, the plaintiff filed a motion to amend the Complaint. The proposed amended Complaint added additional allegations relating to the manner in which the defendants established and disclosed the date of the Company’s 2021 annual meeting of stockholders and to statements the defendants made about the plaintiff to the Company’s stockholders. On April 28, 2022, the Court granted the motion. The plaintiff has also filed various motions with the Court, which have been resolved. The Company has filed a motion for summary judgment with respect to one of the counts in the Complaint and a motion to dismiss certain other counts of the plaintiff’s amended Complaint. On March 13, 2023, the Court denied the Company’s motion for summary judgment. Trial on the merits of the plaintiff’s claims was held on March 16, 2023, and the case is under consideration by the Court. The Company believes the claims in the plaintiff’s complaint are without merit and intends to vigorously dispute them.

On January 20 and March 27, 2023, the plaintiff filed motions for sanctions against the defendants, asserting among other things that the alleged conduct that the plaintiff argues supports his case on the merits is sanctionable.  These motions are pending before the Court.  The Company believes the claims in the plaintiff’s motions are without merit and intends to vigorously dispute them.

Supplemental Proxy Disclosures

On April 11, 2023, a purported stockholder of Adamis filed a complaint against Adamis and each of its directors in the United States District Court for the Southern District of New York, captioned Lapin vs. Adamis Pharmaceuticals Corporation, Case No. 1:23-cv-03023 (the “Complaint”). The Complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, by causing a materially incomplete and misleading Preliminary Proxy Statement to be filed with the SEC. Specifically, the Complaint alleges that the Preliminary Proxy Statement contains materially incomplete and misleading information concerning the sales process, financial projections prepared by Adamis management, as well as the financial analysis conducted by Raymond James & Associates, Inc., Adamis’ financial advisor. The Complaint seeks, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement or the filing of a definitive proxy statement with the SEC or causing a definitive proxy statement to be disseminated to Adamis’ stockholders unless and until the material information described in the Complaint is included in the definitive proxy statement or otherwise disseminated to Adamis’ stockholders, and (ii) in the event that the Merger transaction is consummated without the alleged material omissions referenced in the Complaint being remedied, damages and costs and disbursements of the action including reasonable plaintiff’s attorneys’ and experts’ fees and expenses.

In addition, the Company has received additional demand letters from counsel (the “Demand Letters”), each representing a purported stockholder of the Company, asserting that the Preliminary Proxy Statement and/or Proxy Statement was deficient and demanding that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that the Proxy Statements contain materially incomplete and misleading information concerning the sales process, financial projections prepared by the Company's management, as well as the financial analysis conducted by Raymond James & Associates, Inc. In addition, each purported shareholder has reserved his or her rights, including the right to alter or amend the demands at any time, and/or seek monetary damages following the consummation of the Merger.

It is possible that additional, similar claims may be filed, or the Complaint may be amended, or that the Company will receive additional demand letters. If this occurs, except as may be required by law, the Company does not intend to announce the filing of each additional similar complaint or receipt of each additional demand letter.

The Company believes that the allegations in the Complaint and the Demand Letters are without merit and that the disclosures set forth in the Proxy Statement comply fully with applicable law. However, in order to moot the unmeritorious claims, avoid nuisance and possible expense and delay, and to provide additional information to our shareholders, the Company provided a voluntary supplement to the Proxy Statement with the supplemental disclosures filed with the SEC on May 5, 2023. Nothing in the Supplemental Disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth in the Supplemental Disclosures. To the contrary, the Company specifically denies all allegations that any additional disclosure was or is required.

The Company records accruals for loss contingencies associated with legal matters when the Company determines it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. Where a material loss contingency is reasonably possible and the reasonably possible loss or range of possible loss can be reasonably estimated, U.S. GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. The Company has not accrued any amount in respect of the matters described under the headings “Investigation”, “Jerald Hammann,” or “Supplemental Proxy Disclosures” as we cannot estimate the probable loss or the range of probable losses that we may incur. We are unable to make such an estimate because (i) with respect to the matters described under the heading “Investigation,” we are unable to predict whether any proceedings will be initiated by the USAO, SEC or other authorities arising from such matters, what, if any, relief, remedies or remedial measures the USAO, SEC, or other authorities may seek if proceedings are commenced, and the duration, scope, or outcome of any such proceedings, if they are commenced, (ii) litigation and other proceedings are inherently uncertain and unpredictable, (iii) with respect to the matters described under the heading “Jerald Hammann,” the complaint seeks declaratory and injunctive relief and (iv) with respect to the “Supplemental Proxy Disclosures” the Complaint seeks injunctive relief and unspecified, speculative damages in certain contingent future circumstances. Because legal proceedings and investigations are uncertain and unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires significant judgments about future events, including determining both the probability and reasonably estimated amount of a possible loss or range of loss. The amount of any ultimate loss may differ from any accruals or estimates that the Company may make.

Note 10: Stock Transactions

Commons Stock Transaction:

On March 14, 2023, the Company entered into a Securities Purchase Agreement (or, SPA) with an investor providing for the purchase and sale of (i) an aggregate of 16,500,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a price of $0.125 per Share, (ii) a warrant to purchase up to an aggregate of 48,000,000 shares of our Common Stock at an exercise price of $0.138 per share (the “Common Stock Warrant”), and (iii) a prefunded warrant to purchase up to an aggregate of 7,500,000 shares of our Common Stock at a price of $0.1249 per share (the “Prefunded Warrant” and, collectively with the Common Stock Warrant, the “Warrants”), which represents the per share price for the Shares less the $0.0001 per share exercise price for the Prefunded Warrant, pursuant to a registration statement on Form S-3 (Registration No. 333-267365) that was filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2022, and became effective on September 19, 2022, and the prospectus contained therein, as supplemented by the prospectus supplement, dated March 14, 2023 in a registered direct offering (the “March 2023 Offering”). Gross proceeds from the March 2023 Offering were approximately $3.0 million, before deducting offering expenses of approximately $0.3 million.

The Prefunded Warrant is immediately exercisable and will expire five years from the date of issuance. The Common Stock Warrant is exercisable on or after the six month and one day anniversary of the date of issuance and will expire five years and six months from the date of issuance. If the Company fails to deliver any shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”), the Warrants (i) require us to make “buy-in” payments and (ii) subject us to certain degrees of liquidated damages for each $1,000 of Warrant Shares subject to such exercise. The exercise price and number of Warrant Shares issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock.

The Warrants are exercisable, at the option of the holder, in whole or in part, by delivering a duly executed exercise notice accompanied by payment in full for the number of Warrant Shares purchased upon such exercise (except in the case of a cashless exercise). The holder (together with its affiliates) may not exercise a Warrant to the extent that the Company does not have sufficient authorized but unissued shares of Common Stock to effect such exercise. In addition, the holder (together with its affiliates) may not exercise a (i) Common Stock Warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder, up to 9.99%) of the outstanding Common Stock immediately after exercise (the "Beneficial Ownership Limitation" ), except that upon at least 61 days’ prior written notice from the holder to us, the holder may increase the amount of the Beneficial Ownership Limitation up to 9.99%, as such ownership percentage is determined in accordance with the terms of the Common Stock Warrant, or (ii) Prefunded Warrant to the extent that the holder would own more than 9.99% of the outstanding Common Stock immediately after exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, we will pay the holder the cash value of any fractional shares otherwise issuable. If at the time of exercise of a Warrant, there is no effective registration statement registering the shares of Common Stock underlying the Warrant, such Warrant may be exercised on a cashless basis pursuant to its terms. Additionally, at the request of the holder following a change of control, the Company or the successor entity, as the case may be, shall purchase the Warrant from the holder for an amount in cash equal to the Black Scholes Value (as defined in the Warrant). Due to this cash redemption feature, the Company determined that the Warrants should be classified as liabilities.

As the Warrants are liability-classified, the Warrants will be measured initially and subsequently at fair value each reporting period, with the changes in fair value recorded in the income statement.

At the closing of the Offering on March 16, 2023, the Company determined the fair value of the Warrants (based on the Black Scholes Option Pricing Model) was in excess of the proceeds and, as such, a day-one loss was recognized in earnings.

The following table provides the initial allocation of the March 2023 offering proceeds between the common stock and the Warrants issued:

Allocation as of March 16, 2023
16,500,000 Common Stock Issued	$—
7,500,000 Prefunded Warrant Issued	$899,388
48,000,000 Common Stock Warrant Issued	$4,575,971
Day 1 Loss due to Excess Warrant Fair Value	$2,476,109
Gross Proceeds	$2,999,250
Issuance Costs*	$275,000

*	As the warrants are liability-classified, the issuance costs were expensed to SG&A in the condensed statement of operations.

As the warrants are liability-classified, the changes in fair value were recorded as Other (Income) Loss, accordingly in the condensed statement of operations. See Footnote 7 for the fair value of the Warrants at March 31, 2023.

Preferred Stock Transaction

On July 5, 2022, the Company entered into a private placement transaction with Lincoln Park Capital Fund, LLC, (or, “Lincoln Park”) pursuant to which the Company issued an aggregate of 3,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred”), together with warrants (the “July Warrants”) to purchase up to an aggregate of 750,000 shares of common stock of the Company, at an exercise price of $0.47 per share (subject to adjustment as provided in the July Warrants). Gross proceeds were $300,000, excluding transaction costs, fees and expenses of $15,000. The July Warrants become exercisable commencing January 3, 2023 and have a term ending on January 5, 2028.

The Series C Preferred is entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of common stock, when, as and if actually paid on shares of common stock (subject to adjustments pursuant to the related Certificate of Designation.) The Series C Preferred generally has no voting rights (other than the right to vote as a class on certain matters as provided in the related Certificate of Designation). However, each share of Series C Preferred entitles the holder thereof (i) to vote exclusively on a proposal to effect a reverse stock split of the common stock (the “Proposal”) and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Proposal, and (ii) to 1,000,000 votes per each share of Series C Preferred with respect to such matters.

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

The Series C Preferred is convertible into shares of common stock at the option of the holder, any time after the effective date of a reverse stock split of the outstanding shares of the Common Stock at a ratio set forth in a reverse stock split proposal by means of an amendment to the Company’s certificate of incorporation approved by the board of directors and the stockholders of the Company (a “Reverse Stock Split”), into that number of shares common stock (subject to certain beneficial ownership limitations applicable to each holder, and to compliance with the rules and regulations of the Nasdaq Capital Market) determined by dividing the Stated Value of such share of Series C Preferred by the conversion price then in effect, rounded down to the nearest whole share (with cash paid in lieu of any fractional shares). The conversion price for the Series C Preferred equals 90% of the lesser of (i) the closing sale price of the Common Stock on the trading day immediately prior to the Closing Date and (ii) the average of the closing sale prices for the common stock on the five trading days immediately prior to the closing date, subject to adjustment as provided in the certificate of designation; provided, that the conversion price may not fall below the par value per share of the common stock and may not exceed $0.60 per share. Based on the initial conversion price of $0.43 per share, the 3,000 Shares of Series C Preferred are initially convertible into approximately 697,674 shares of common stock. The conversion price is subject to adjustment as set forth in the certificate of designation for stock dividends, stock splits, reverse stock splits, and similar events. The Series C Preferred also contain redemption features by the holder at 110%, at any time after the effective date of a Reverse Stock Split and by the issuer at 105%, at any time after the effective date of a Reverse Stock Split. Additionally, in accordance with the transaction agreement, the Company filed a registration statement with the SEC, which has been declared effective, to register the resale from time to time of shares of common stock underlying the Series C Preferred and the July Warrants.

The Company determined that the Series C Preferred should be classified as mezzanine equity (temporary equity outside of permanent equity), that the Series C Preferred more closely aligned with debt as the intent is for redemption by either the holder or issuer, mostly likely the issuer (the Company) due to the more favorable redemption terms. The embedded conversion feature was determined to meet the derivative scope exception. The Company did not separately account for the redemption features as the fair value of such feature is not material. The July Warrants are freestanding and detachable; and the Company determined that the warrants meet the criteria for equity classification in the Company’s consolidated balance sheet. With the equity classification of both the Series C Preferred and the warrants, the $15,000 in transaction costs were allocated between the Series C Preferred and the July Warrants, which netted the proceeds received. Net proceeds were allocated between the Series C Preferred and the July Warrants based on their relative fair values.

Fair value for both the Series C Preferred and the July Warrants were based on significant inputs that were unobservable and thus represented Level 3 measurements. Fair value for the Series C Preferred was based on the weighted value of the Reverse Stock Split approval and the value of the Reverse Stock Split rejection times the probability of each scenario as assessed by management at the time of the Series C Preferred stock issuance.

Fair value of the July Warrants was based on the Black-Scholes pricing model, using the following inputs: $0.53 stock price, $0.47 exercise, 5.5 years remaining expected term, 70% volatility, 0% dividend rate and 2.82% risk free rate. The relative fair value ascribed to the Series C Preferred was approximately $157,300 and the relative fair value ascribed to the Warrants was approximately $127,700.

Subsequent to the issuance of the Series C Preferred, in connection with the Company’s 2022 annual meeting of stockholders, in September 2022 the Company’s stockholders voted on a reverse stock split proposal, and the proposal was not approved. Pursuant to the Series C Preferred transaction agreements, the Company paid $15,000 to Lincoln Park resulting from the failure of the reverse stock split proposal to be approved at the meeting. Based on the failure of the proposed reverse stock split proposal to be approved, redemption of the Series C Preferred is not probable at March 31, 2023, and, as such, no accretion was recorded to the redemption value. The July Warrants are equity-classified, and, as such do not require revaluation and 750,000 warrants remain outstanding as of March 31, 2023.

Note 11: Stock-based Compensation, Warrants and Shares Reserved

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

At the Company’s 2020 annual meeting of stockholders, the stockholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2020 Plan provides for the grant of cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2020 Plan is 2,000,000 shares. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year during the term of the 2020 Plan, commencing January 1, 2021, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. One of the provisions of the 2020 Plan is that no award may be granted, issued or made under the 2020 Plan until such time as the fair market value of the common stock has been equal to or greater than $3.00 per share (subject to proportionate adjustment for stock splits, reverse stock splits, and similar events) for at least ten consecutive trading days, after which time awards may be made under the 2020 Plan. In September 2022, the Board determined and resolved that the then-current share reserve of and shares covered by 2020 Plan,  which consisted of 14,171,816 shares, not be available for awards made pursuant to the 2020 Plan but instead be available to be issued for other corporate purposes, and that no awards shall be made providing for the issuance or possible issuance of shares included in such share reserve, until such time in the future, if any, as the Board adopts a resolution providing that such shares shall be available to be issued pursuant to awards made under the 2020 Plan.  Additionally, in December 2022, the Board determined and resolved, that the 2020 Plan share reserve shall not be increased effective January 1, 2023, and that there shall not be any increase in share reserve for the 2023 year by virtue of the annual share reserve increase. No awards had been made pursuant to the 2020 Plan as of March 31, 2023.

The Company had a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan terminated effective February 2019 and no new awards may be made under the 2009 Plan.

Stock Options

The following summarizes the stock option activity for three month ended March 31, 2023 below:

2009 Equity Incentive Plan:

			Weighted
	2009	Weighted	Average
	Equity	Average	Remaining
	Incentive	Exercise	Contract
	Plan	Price	Life *
Total Outstanding and Vested and Expected to Vest as of December 31, 2022	4,306,362	$4.21	2.09 years
Options Canceled/Expired	(287,393)	4.08	—
Total Outstanding and Vested as of March 31, 2023	4,018,969	$4.22	2.00 years

*	Maximum contractual term for options is 10 years.

As of March 31, 2023, the unamortized compensation expense related to 2009 Plan awards was approximately $0.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of all options outstanding at March 31, 2023 and December 31, 2022 was $0.

Non-Plan Awards:

			Weighted- Average
	Non-Plan	Weighted-Average	Remaining
	Awards	Exercise Price	Contract Life
Total Outstanding, as of December 31, 2022	130,000	$0.62	9.13 years
Granted	—	—	—
Total Outstanding as of March 31, 2023	130,000	$0.62	8.88 years
Vested and Expected to Vest at March 31, 2023	68,333	$0.62	8.88 years

Non-plan awards are granted pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, as a material inducement to the willingness of such person to join the Company as a non-officer employee, effective upon the effective date of Board of Director-approved resolutions to grant nonqualified stock options to such person, (or, inducement grant.) Inducement grants, although granted outside of the Company’s 2020 Plan, are subject to the terms and conditions set forth in that plan. The terms of inducement grants are generally the same as terms would be under the 2020 Plan, wherein the exercise price of the options is equal to the fair value of the Company’s common stock at date of grant, with vesting commencing on date of grant. And, vesting schedule consisting of one-sixth (1/6) of the options becoming exercisable six (6) months after vesting commences, and one thirty-sixth (1/36) of the options on becoming exercisable each subsequent monthly anniversary of the vesting commencement date, such that the option is exercisable in full after three years from the vesting commencement date of the option grant, subject to the option holder providing continuous service.

As of March 31, 2023, the unamortized compensation expense related to non-plan awards was approximately $0.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of all options outstanding at March 31, 2023 and December 31, 2022, was $0.

21

Restricted Stock Units

The following summarizes the RSU activity for the three months ended March 31, 2023 below:

		Weighted
		Average
	Number of	Grant Date
	Shares/Unit	Fair Value
Non-vested RSUs as of December 31, 2022	650,000	$4.64
RSUs vested during the period	—	—
Non-vested RSUs as of March 31, 2023	650,000	$4.64

The following summarizes the non-vested RSU’s as of March 31, 2023:

			Price
			Per Share at
	RSUs		Grant Date
Non-Employee Board of Directors	150,000	(1)	$8.46
Company Executive and employees	500,000	(1)	$3.50
Total RSUs	650,000

(1)	The RSUs will have cliff vesting after seven years of continuous service or upon change of control from date of grant or upon death or disability.

As of March 31, 2023, the unamortized compensation expense related to RSUs was approximately $119,000 and will be recognized over 0.74 years.

Total Stock-Based Compensation:

The following summarizes stock-based compensation recognized as research and development costs (or, R&D) and selling, general and administrative costs (or, SG&A) for the three months ended March 31, 2023 and 2022:

	March 31,	March 31,
	2023	2022
R&D	$—	$119,859
SG&A	69,294	252,259
Total Stock-based Compensation	$69,294	$372,118

Due to the reduction in force that occurred in 2022, no stock-based compensation is attributable to R&D.

Warrants

The following table summarizes warrants outstanding at:

March 31, 2023	Warrant Shares *	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	58,824	$8.50	November 15, 2007	November 15, 2023
2019 Warrants	13,794,000	$1.15	August 5, 2019	August 5, 2024
2020 Warrants*	350,000	$0.70	February 25, 2020	September 3, 2025
Series C Preferred Warrants	750,000	$0.47	July 5, 2022	January 5, 2028
Prefunded Warrants*	7,500,000	$.0001	March 16, 2023	March 16, 2028
Common Stock Warrants*	48,000,000	$0.138	March 16, 2023	September 16, 2028
Total Warrants	70,452,824

*	See Note 7 for the fair value of the warrants which are liability classified.

Shares Reserved

At March 31, 2023, the Company has reserved shares of common stock for issuance upon exercise of outstanding options and warrants, and vesting of RSUs, as follows:

Warrants	70,452,824
Convertible Preferred Stock	697,674
RSU	650,000
Non-Plan Awards	130,000
2009 Equity Incentive Plan	4,018,969
Total Shares Reserved	75,949,467

Note 12: Commitments and Contingencies

Maintenance Fees:

The Company has a production threshold commitment to a manufacturer of our SYMJEPI Products where the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. Maintenance fees for the three-months ended March 31, 2023 and 2022 were approximately $268,000 and $0, respectively.

Firm Purchase Commitments:

The Company also has firm purchase commitments to a manufacturer of our SYMJEPI products based on rolling forecasts where a portion of the forecast represents binding orders and the remaining portion non-binding. For the three-months ended March 31, 2023 and 2022, there were no purchases under firm purchase commitments.

Contingent Lease Loss Liability:

The Company is party to a lease agreement pertaining to certain real property located in Conway, Arkansas. The Company granted access rights to said property to a third party (“Accessee”) for a specified time period. The specified time period has lapsed and the Accessee remains on the premises of the said property. The Accessee claims to have purchased the said property and to be the “New Landlord”. The New Landlord’s legal counsel has sent a demand letter to the Company for repair work that it has undertaken at the premises. The Company has not been provided any evidence that the New Landlord is in fact the valid successor landlord under the Company’s lease agreement pertaining to the property in Conway, Arkansas. The Company’s legal counsel has responded to the demand letter stating there is no evidence of the New Landlord as a valid successor under the lease agreement, that the New Landlord breached the lease agreement as the Company was not provided first right of refusal as contemplated by the lease agreement and that only $53,000 of the approximately $1.4 million in alleged repairs undertaken fall under the responsibility of the tenant. Because the demand letter has been presented and the Company acknowledges some repairs undertaken would be a tenant responsibility, the Company has accrued the minimum amount of loss per the range of loss as of March 31, 2023. The $53,000 accrual is included in accrued expenses in the condensed consolidated balance sheet.

Note 13: Subsequent Events

Proposed Plan of Merger and Reorganization

On February 24, 2023, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with DMK Pharmaceuticals Corporation (“DMK”), a New Jersey corporation, and Aardvark Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Adamis (“Merger Sub”). Under the terms of and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of certain matters relating to the transaction by the Company’s stockholders and DMK’s stockholders, DMK will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly-owned subsidiary of Adamis. In connection with the proposed Merger, Adamis filed a preliminary proxy statement on March 31, 2023, with the SEC, and a definitive proxy statement on April 13, 2023, relating to a special meeting of stockholders of Adamis (the “Special Meeting”) to act on certain proposals relating to the Merger and the Merger Agreement.

Nasdaq Market Value of Listed Securities Notice

On April 12, 2023, the Company received a notice of noncompliance from Nasdaq regarding the Company’s failure to maintain a minimum Market Value of Listed Securities (or MVLS) of $ 35 million. Nasdaq rules also provide the Company with a compliance period of 180 calendar days, or until October 9, 2023, in which to regain compliance. The Company intends to diligently work to take the actions required to satisfy the minimum MVLS requirement; however, there can be no assurance that a reverse stock split, if implemented, will increase the market price of the Company’s common stock in proportion to the reduction in the number of shares of common stock outstanding before such reverse stock split or, even if it does, that such price will be maintained for any period of time, that the increase in market price will achieve and maintain the required minimum MVLS, or that the Company will be able to take any additional actions required to comply with the terms to regain compliance by the requisite dates.

Exercise of Prefunded Warrants

On May 2, 2023, the Prefunded Warrant was exercised in full, and 7,500,000 shares of the Company's common stock were issued to the holder of the Prefunded Warrant.

Special Meeting of Stockholders

On May 15, 2023, the Company held a special meeting of stockholders to consider and vote on, among other matters, (i) the issuance of shares of common stock and Series E Convertible Preferred Stock pursuant to the Merger and the Merger Agreement with DMK, and (ii) a proposal to amend the Company’s restated certificate of incorporation to effect a reverse stock split of the common stock, at a ratio to be determined by the Adamis board of directors anticipated to be before the effective time of the Merger, but in all events before August 31, 2023. At the special meeting, the stockholders approved both such proposals, as well as certain other related proposals.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements and accompanying notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Our financial results for the three months ended March 31, 2023, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

Information Relating to Forward-Looking Statements

This Report, and the discussion of our financial condition and results of operations, contain and include forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our current or future expenses, obligations or liabilities; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory actions relating to our products and product candidates; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; the impact of broad-based business or economic disruptions, including relating to the COVID-19 pandemic, on our ongoing business and prospects; our expectations concerning the outcome of proceedings discussed in this Report under Item 1 of Part II of this Report under the caption “Legal Proceedings”; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we have or are able to obtain sufficient funding to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we will require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report and in our 2022 Form 10-K, including without limitation the “Risk Factors” section in this Report and in the 2022 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2022 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

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

Following the unsuccessful outcome in September 2022 of our Phase 2/3 clinical trial to examine the safety and efficacy of Tempol, an investigational drug candidate, in COVID-19 patients, on October 3, 2022, we announced that we initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value.  After a comprehensive review of strategic alternatives with the assistance of a financial advisor, including identifying and reviewing potential candidates for a strategic transaction, on February 27, 2023, we announced that we had entered into an Agreement and Plan of Merger and Reorganization with DMK Pharmaceuticals Corporation. DMK Pharmaceuticals is a privately-held, clinical stage neuro-biotechnology company focused on the development and commercialization of potential products for the treatment of a variety of neuro-based disorders, including without limitation opioid use disorder, acute and chronic pain, bladder problems, and Parkinson’s disease.  The current DMK product candidates have been selected and developed from a proprietary portfolio of small molecule neuropeptide analogues.  A special meeting of stockholders of the Company to consider and vote on certain proposals relating to the proposed merger transaction was held on May 15, 2023. Completion of the transaction is subject to a number of conditions, including without limitation approval by the Adamis stockholders at the special meeting of certain matters relating to the transaction.  There can be no assurances that the proposed merger transaction with DMK will be completed.

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

Anaphylaxis; SYMJEPI; Epinephrine Injection Pre-Filled Single Dose Syringe

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

SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. For the manufacture of SYMJEPI, the company utilizes “Ready-to-Fill,” or RTF, syringes that consist of a pre-assembled glass syringe barrel with a staked-in stainless steel needle. During routine inspection of epinephrine pre-filled syringe batches, a small number of syringes with clogged needles were identified. On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level. Four lots were recalled due to the potential clogging of the needle preventing the dispensing of epinephrine. The recall was conducted with the knowledge of the FDA and USWM handled the recall process for the company, with company oversight. As of the date of this Report, neither USWM nor we have received, or are aware of, any adverse events related to this recall. An initial investigation suggested a syringe component issue as the likely cause of the observed needle clogging. Catalent’s investigation determined the steel used in a specific stainless steel needle batch as the root cause for the clogged syringes observed. The company and the manufacturer have developed corrective and preventive actions. New RTF syringes, which used a different batch of steel for the needles, were sourced and Catalent attempted to resume manufacturing of SYMJEPI at its Belgium facility in January. However, as of the date of this Report, we have not seen any release data from Catalent that would permit us to release this latest batch. While we are committed to returning SYMJEPI to the market, we will not do so until we are satisfied that sufficient corrective actions have been implemented to avoid a repeat of the circumstances which led to the voluntary recall. We are evaluating a range of options to restore SYMJEPI production, including a critical assessment of our supplier.  Total product recall costs from inception of the recall through March 31, 2023, were approximately $2.6 million. The company may be able to be reimbursed by certain third parties for some of the costs of the recall under the terms of its manufacturing agreements, but there are no assurances regarding the amount or the timing of any such recovery. In February 2023, we received notice from the FDA that the FDA considers the voluntary recall of our SYMJEPI products to be terminated. Such notice does not preclude the FDA from taking action in the future related to the recall, and we remain responsible for compliance with applicable laws relating to the product and the recall.

Opioid Overdose

ZIMHI (naloxone) Injection

Naloxone is an opioid antagonist used to treat narcotic overdoses.  Naloxone, which is generally considered the drug of choice for immediate administration for opioid overdose, blocks or reverses the effects of the opioid, including extreme drowsiness, slowed breathing, or loss of of consciousness.  Common opioids include morphine, heroin, tramadol, oxycodone, hydrocodone and fentanyl.

On December 31, 2018, we filed an NDA with the FDA relating to our higher dose naloxone injection product, ZIMHI, for the treatment of opioid overdose.  Following the receipt of two Complete Response Letters, or CRLs, from the FDA regarding our NDA for ZIMHI and our resubmissions of the NDA, on October 18, 2021, we announced that the FDA had approved ZIMHI for the treatment of opioid overdose. On March 31, 2022, ZIMHI was launched commercially, and a website was established enabling institutional customers to order and receive product directly.

Tempol

In June 2020, we entered into a license agreement with a third-party entity to in-license rights under patents, patent applications and related know-how of licensor relating to Tempol, an investigational drug. In September 2021 we commenced patient dosing in a Phase 2/3 clinical trial to examine the safety and efficacy of Tempol in COVID-19 patients. The Data Safety Monitoring Board, or DSMB, overseeing the Phase 2/3 clinical trial met in March and June 2022 to evaluate interim clinical and safety data and, following its evaluation, recommended that the study continue as planned. On September 21, 2022, we announced that the DSMB’s third interim analysis of the Phase 2/3 clinical trial, which was the first interim review where the DSMB evaluated the primary efficacy endpoint, determined that the trial did not achieve its primary endpoint and recommended that the study be halted early due to lack of efficacy. Based on the recommendation from the DSMB, we halted the trial and stopped all further development of Tempol in October 2022.

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

 On July 30, 2021, the company and its USC subsidiary entered into the USC Agreement with the Purchaser, providing for the sale to the Purchaser of certain assets of USC related to its human compounding pharmaceutical business, including certain customer information and information on products sold to such customers by USC, and certain related formulations and know-how.  The Purchaser made monthly payments to us based on formulas related to the amounts actually collected by the Purchaser or its affiliates for sales of products or services made to certain customers included in the acquired assets during the 12-month period following the effective date of the USC Agreement. As of March 31, 2023, the total amount received in connection with this agreement was approximately $5.5 million. The Company expects that it will collect the approximately $21,000 in proceeds remaining from the USC Agreement.

USC is considered a discontinued operation and the company continues to actively market its remaining assets held for sale.

Going Concern and Management Plan

The financial statements included elsewhere herein for the three months ended March 31, 2023, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of March 31, 2023, we had cash and cash equivalents of approximately $3.1 million, an accumulated deficit of approximately $313.5 million, and liabilities of approximately $18.6 million. We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our management intends to attempt to secure additional required funding through equity or debt financing if available, seeking to enter into a partnership or other strategic agreement regarding, or sales or out-licensing of, our commercial products, product candidates or intellectual property assets or other assets including assets held for sale related to our former USC business, revenues relating to supply and sale of SYMJEPI and ZIMHI products and share of net profits received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of our products, from a merger or other business combination, or similar transactions.  There can be no assurance that we will be able to obtain required funding in the future.  As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions involving issuances of equity securities. As disclosed elsewhere in this Report, we have entered into the Merger Agreement with DMK, and a special meeting of our stockholders is scheduled to be held on May 15, 2023, to consider and vote on certain proposals relating to the Merger and the Merger Agreement, including a proposed reverse stock split of our outstanding shares of Common Stock.  If the proposals are approved and the Merger is consummated, the combined company will require additional funding.  Such additional funding may not be available, may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. There is no assurance that we will be successful in obtaining the necessary funding to sustain our operations or meet our business objectives. If we do not obtain required funding, our cash resources will be depleted in the near term and we would be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection, dissolution or liquidation, or other alternatives that could result in our stockholders losing some or all of their investment in us. We have implemented expense reduction measures including, without limitation, employee headcount reductions and the reduction or discontinuation of certain product development programs.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Our consolidated results of operations are presented for the three months ended March 31, 2023 and 2022. Certain financial results (revenues and expenses) relating to the business formerly conducted by USC are reflected in Note 2, Discontinued Operations and Assets Held for Sale, of the notes to the consolidated financial statements appearing elsewhere in this Report.  Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to the continuing operations of the company, which we sometimes refer to as our drug development and commercialization business.

Revenues. Revenues were approximately $1,453,000 and $1,155,000 for the three months ended March 2023 and 2022, respectively. The increase in revenue of approximately $298,000 was attributable primarily to an increase in sales of ZIMHI to USWM. No revenues relating to SYMJEPI were reported for the first quarter of 2023 or 2022, due to its manufacturing hold and the voluntary product recall that was announced in March 2022. In February 2023, the FDA released the voluntary recall hold on SYMJEPI and the Company remains committed to relaunching SYMJEPI as soon as feasible.

Cost of Goods Sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory and other related expenses. Consolidated cost of goods sold was approximately $1,788,000 and $1,464,000 for the three months ended March 31, 2023 and 2022, respectively. The gross loss for the three months ended March 31, 2023 and 2022 was approximately $335,000 and $309,000, respectively. Cost of goods sold for the first quarter of 2023 compared to the comparable period of 2022 increased by approximately $324,000 primarily due to first quarter fees related to minimum production requirements of $268,000.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of depreciation and amortization, professional fees, including legal, accounting and audit fees, consulting, and employee compensation. SG&A expenses for the three months ended March 31, 2023 and 2022 were approximately $4,782,000 and $3,383,000, respectively.   The increase of approximately $1,399,000 was primarily attributable to outside services of approximately $500,000 related to financial advisory fees related to the Proposed Merger, increased legal costs of approximately $644,000 related to the Proposed Merger and ongoing legal matters and approximately $275,000 of issuance costs related to the March 2023 Offering, offset by a reduction in compensation expense due a reduction in headcount and no accrual for bonus.

Research and Development Expenses. Our research and development, or R&D, costs are expensed as incurred and include costs to conduct clinical trials, contract research costs, R&D consulting and R&D employee compensation and R&D supplies. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses were approximately $1,311,000 and $4,222,000 for the three months ended March 31, 2023 and 2022, respectively. The approximately $2,911,000 decrease in R&D was primarily attributable to a decrease in development spending of approximately $2,615,000 resulting from the cessation of clinical trial related to the Tempol product candidate and a reduction in ZIMHI development, and a reduction in compensation expense due to a reduction in headcount and no accrual for bonus.

Other Income or Expense. Other Income or Expense consists primarily of interest income, interest expense, penalty fees, changes to the fair value of warrant liabilities, and other transactions. Other expense for the three months ended March 31, 2023, and 2022 was approximately $2,587,000 and $2,276,000, respectively.  The increase in other expense in the first quarter of 2023 of approximately $311,000 was primarily due to the loss related to the excess of the fair value of the March 2023 warrants over the proceeds received from that transaction of approximately $2,476,000 and $53,000 of expense recognized related to a contingent lease loss liability expense (as described in Note 12 to the financial statements included elsewhere herein this report), whereas the expense for the first quarter of 2022 was primarily due to an  approximately $440,000  variable consideration loss related to the sale of certain assets to Fagron, and an approximately $1,850,000 contingent loss liability expense recognized relating to the Second Draw PPP Loan, as described in Note 8 to the financial statements included elsewhere herein this report.

Income or Loss from Discontinued Operations. The company recorded net income from discontinued operations, after taxes, of approximately $72,000 in the three months ended March 31, 2023 and recorded net loss from discontinued operations, after taxes, of approximately $165,000 in the three months ended March 31, 2022.  The change of approximately $237,000 from net loss to net income reported in discontinued operations for the first quarter of 2023 compared to the first quarter of 2022 was primarily related to a gain of $68,000 resulting from the sale of certain fixed assets that were held for sale and the reduction of activities at USC as the Company has ceased its operations and is actively marketing the remaining assets held for sale of its former compounding business.

Liquidity and Capital Resources

We have incurred net losses of approximately $8.9 million and $10.4 million for the three months ended March 31, 2023 and 2022, respectively. Since our inception, June 6, 2006, and through March 31, 2023, we have an accumulated deficit of approximately $313.5 million. Since inception and through March 31, 2023, we have financed our operations principally through debt financing and through public and private issuances of common stock and preferred stock.

On March 14, 2023, we entered into a securities purchase agreement with a single, healthcare-focused institutional investor for the purchase and sale of 16,500,000 shares of its common stock and pre-funded warrants to purchase up to 7,500,000 shares of common stock, together with warrants to purchase up to 48,000,000 shares of common stock. The closing of the offering occurred on March 16, 2023. Gross proceeds from the offering were approximately $3.0 million. Issuance costs were $275,000 and were expensed to selling, general and administrative expense. The offering was made pursuant to a previously filed and effective shelf registration statement on Form S-3. However, we will need additional funding in the near future to satisfy our existing and future obligations and liabilities and working capital needs, to support commercialization of our products, and for other purposes. We intend to seek to satisfy future cash needs primarily through proceeds from equity or debt financings if available, loans, a partnership or other agreement regarding our commercial products, revenues relating to sales of our SYMJEPI and ZIMHI products, sales or out-licensing of intellectual property assets or other assets, products, product candidates or technologies, a merger or sale of the Company, or other strategic transaction. As described elsewhere in this Report, we have entered into a Merger Agreement with DMK. However, there is no assurance that the Company will be successful in obtaining the necessary funding to sustain its operations or meet its business objectives.

Total assets were approximately $9.1 million and $10.9 million as of March 31, 2023 and December 31, 2022 respectively. Current liabilities exceeded current assets by approximately $5.4 million and approximately $2.1 million as of March 31, 2023 and December 31, 2022, respectively.

Net cash used in operating activities for the three months ended March 31, 2023 and 2022, was approximately $1.5 million and $7.0 million, respectively. Net cash used in operating activities decreased approximately $5.5 million primarily due to working capital changes of approximately $4.2 million.

Net cash provided by investing activities was approximately $0.8 million and $1.5 million for three months ended March 31, 2023 and 2022, respectively. The net cash provided by investing activities decreased approximately $0.7 million, primarily due to the proceeds of approximately $0.8 million related to the sale of certain fixed assets in the first quarter of 2023, were less than the proceeds received from the sale of assets to Fagron which totaled approximately $1.6 million in the first quarter of 2022.

Net cash provided by financing activities was $2.7 million and approximately $0 million for the three months ended March 31, 2023 and 2022, respectively. Net cash provided by financing activities for the three months ended March 31, 2023, was primarily due to the gross proceeds of approximately $3.0 million from the March 2023 Offering, net of issuance costs of $0.3 million. No financing transaction occurred during the first quarter of 2022.

At March 31, 2023, we did not have any off balance sheet arrangements.

Loan Agreements

PPP Loans. As discussed in Note 7 to the financial statements included elsewhere herein, we applied for and obtained loan funding under the PPP pursuant to the PPP Loan and PPP Note in the principal amount of approximately $3.2 million, the balance of which has been forgiven, and under the Second Draw PPP Loan and PPP2 Note in the principal amount of $1,765,495, the balance of which has also been forgiven.  However, as a result of the investigation by the Civil Division described elsewhere under the heading “Legal Proceedings” and in Note 7 to the consolidated financial statements included elsewhere herein, in June 2022, we paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and related interest and fees.  Our PPP loans and applications for forgiveness of loan amounts remain subject to future review and audit by SBA or other federal or state regulatory authorities for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form.  If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to additional fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

As noted above under the heading “Going Concern and Management Plan,” through March 31, 2023, we have incurred substantial losses.  We will be required to devote significant cash resources in order to continue development and commercialization of our product candidates and to support our other operations and activities.  The availability of any required additional funding cannot be assured.  In addition, an adverse outcome in legal or regulatory proceedings in which we are or in the future could be involved could adversely affect our liquidity and financial position.  See Note 9 of the notes to our consolidated financial statements included elsewhere herein.  If in the future we are not able to obtain additional required equity or debt funding, our cash resources could be depleted and we could be required to materially reduce or suspend operations.  No assurance can be given as to the timing or ultimate success of obtaining future funding.  Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional pharmaceutical products and begin to realize revenues from sales of such additional products. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. In addition, there can be no assurance that deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.  In addition, as disclosed elsewhere in this Report, on May 11, 2021, both the USAO and the SEC have initiated investigations of the company relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. We have received additional requests for production of documents from the SEC and the USAO and continue to engage in communications with the SEC and the USAO regarding their investigations. We or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas. There can be no assurance that any resolution of these matters and investigations with the USAO or SEC will not have a material and adverse effect on the company. The foregoing matters could subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, payments, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and materially and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results.   The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

Material Cash Requirements

Based on our current and anticipated level of operations, we do not believe that our cash and cash equivalents together with anticipated revenues from operations and cash inflows from other sources, and amounts that we expect to receive as a result of our sales of assets relating to our former USC business, will be sufficient to meet our anticipated operating expenses, capital expenditures and obligations for at least 12 months from the date of this Report. In addition to the approximately $3.0 million of gross proceeds that we received in March 2023 from the sale of common stock, warrants and prefunded warrants, we will require additional funding in the near term to sustain operations, satisfy our obligations and liabilities and fund our ongoing operations. We will seek to raise additional funds or seek funding from a variety of sources including proceeds from equity or debt financings if available, loans, revenues relating to sales of our SYMJEPI product (after relaunch) and our ZIMHI product, sales or out-licensing of intellectual property assets or other assets, products, product candidates or technologies. As of the date of this Report, we have a limited number of authorized shares available for issuance in funding transactions involving the issuance of equity securities. Additional required capital may not be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders. If we do not receive required funding and are not able to engage in a merger, sale or other strategic transaction, we would likely be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection. As of March 31, 2023, we had an operating lease for office space for our offices in San Diego, California, with a remaining term expiring in November 2023. Monthly rent through the remaining term of the lease is approximately $32,000 per month. We also have a lease agreement for space located in Conway, Arkansas, relating to the compounding pharmaceutical products business formerly conducted by our USC subsidiary, with a current term expiring December 31, 2023. With the sale of assets pursuant to the USC Agreement and the winding down of USC’s remaining business, the company does not need the leased property. Monthly rent for the remaining term of this lease is approximately $10,800 per month. The company is exploring alternatives with respect to termination of the lease or sub-lease of the property. The company has recorded a contingent lease loss liability of $53,000 related to repairs undertaken at this property, which represents the minimum amount of repairs that the company could be held responsible for reimbursement to the landlord.  See Note 12 of the notes to the consolidated financial statements included elsewhere herein for additional information about our lease obligations and the contingent lease loss liability.

We have entered into arrangements with clinical sites and clinical research organizations, or CROs, for the conduct of our clinical trials. We make payments to these clinical sites and CROs based in part on the number of eligible patients enrolled, the length of their participation in the clinical trials and activities undertaken by the clinical sites and CROs. At this time, with the close-out of the Phase 2/3 clinical trial relating to Tempol substantially completed in December 2022, we are in the process of completing the final reconciliation of costs related to the Tempol clinical trial. In addition, we have entered into agreements and arrangements with third parties for the manufacture and supply of clinical and commercial materials and drug products, including for our SYMJEPI and ZIMHI products and our halted clinical trial for our Tempol product candidate. In some of our agreements with manufacturers, we have a production threshold commitment where we would be required to pay for maintenance fees if we do not meet certain periodic purchase order minimums or we have firm purchase commitments we would be liable for. Maintenance fees for the three months ended March 31, 2023 and 2022 were approximately $268,000 and $0, respectively. There were no firm purchase commitments for the three months ended March 31, 31, 2023 and 2022. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. We intend to use our current financial resources to fund our obligations under these commitments. As disclosed elsewhere in this Report, on March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level, due to the potential clogging of the needle preventing the dispensing of epinephrine. USWM is handling the recall process for the company, with company oversight. SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. The ultimate costs of the recall and the allocation of costs of the recall, including the costs to us resulting from the recall, are unknown as of the date of this Report; however, the FDA has notified us that the FDA considers the voluntary recall terminated. Additionally, the recall could cause the company to suffer reputational harm, depending on the resolution of matters relating to the recall could result in the company incurring additional financial costs and expenses which could be material, has adversely affected and could continue to adversely affect the supply of SYMJEPI products until manufacturing is resumed, and depending on the resolution of matters relating to the recall could have a material adverse effect on our business, financial condition, and results of operations.

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

The company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023, have not materially changed.

Recent Accounting Pronouncements

We periodically monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board for applicability to our operations. We do not expect the adoption of accounting pronouncements recently issued during the first quarter of calendar year 2023 to have a significant impact on our results of operations, financial position or cash flow.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Investigations

On May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. The company has also received requests from the Securities and Exchange Commission (“SEC”) for the voluntary production of documents and information relating to the subject matter of the USAO’s subpoenas and certain other matters arising therefrom in connection with the SEC’s investigation. The company has produced documents and will continue to produce and provide documents in response to the subpoenas and requests as needed. Additionally, on March 16, 2022, we were informed that the Civil Division of the USAO (“Civil Division”) is investigating the company’s Second Draw PPP Loan application disclosed in previous reports. The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter. In June 2022, following the inquiry the company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees. The company intends to continue cooperating with the USAO, SEC, and Civil Division. We have received additional requests for production of documents from the SEC and the USAO, have responded to those requests, and continue to engage in communications with the SEC and the USAO regarding their investigations. Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation. As of the date of this Report, the company is unable to predict the duration, scope, or final outcome of the investigations by the USAO, SEC, Civil Division, or other agencies; what, if any, proceedings the USAO, SEC, Civil Division, or other federal or state authorities may initiate; what penalties, payments, by the company, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek; what penalties, payments by the company, remedies or remedial measures the USAO, SEC or other federal or state authorities may require in order to resolve the investigations; or what, if any, impact the foregoing matters may have on the company’s business, financial condition, previously reported financial results, financial results included in this Report, or future financial results. We or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas. We could receive additional requests from the USAO, SEC, Civil Division, or other authorities, which may require further investigation. There can be no assurance that any resolution of these matters and investigations with the USAO or SEC will not have a material and adverse effect on the company. The foregoing matters have diverted and may continue to divert management’s attention, have caused the company to suffer reputational harm, have required and will continue to require the company to devote significant financial resources, could subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, payments, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and materially affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

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

As contemplated by the Merger Agreement with DMK Pharmaceuticals Corporation, we intend to hold a special meeting of our stockholders, which was held on May 15, 2023, and seek the approval of our stockholders to, among other things, vote on certain proposals the approval of which is necessary in order to effect the transaction, including a proposal to (a) issue shares of common stock and preferred stock in connection with the Merger, pursuant to the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and (b) amend our restated certificate of incorporation to effect a reverse stock split of the Common Stock, in a ratio to be set by our board of directors and, assuming the issuance of shares pursuant to the Merger is approved and other closing conditions described in the Merger Agreement are satisfied, determined prior to the closing of the Merger. The reverse stock split is intended to provide sufficient shares in order to complete the transactions contemplated by the Merger Agreement as well as to increase the trading prices of our common stock in order to satisfy the minimum bid price requirements for continued listing of the Common Stock on the Nasdaq Capital Market.

We intend to diligently work to take the actions required to satisfy the terms of the Panel’s extension and regain compliance with the Rule; however, there can be no assurance that we will be able to take the actions required to comply with the terms of the Panel’s extension and regain compliance with the Rule within the extension period granted by the Panel.

On April 12, 2023, we received a notice of noncompliance from Nasdaq regarding our failure to maintain a minimum Market Value of Listed Securities (or MVLS) of $ 35 million. Nasdaq rules also provide us with a compliance period of 180 calendar days, or until October 9, 2023, in which to regain compliance. We intend to diligently work to take the actions required to satisfy the minimum MVLS requirement; however, there can be no assurance that we will be able to take any additional actions required to regain compliance by the requisite date.

Jerald Hammann

On June 8, 2021, Jerald Hammann filed a complaint against the Company and each of its directors in the Court of Chancery of the State of Delaware, captioned Jerald Hammann v. Adamis Pharmaceuticals Corporation et al., C.A. No. 2021-0506-PAF (the “Complaint”), seeking injunctive and declaratory relief. The Complaint alleges, among other things, that the defendants (i) violated Rule 14a-5(f) and 14a-9(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s 2021 annual meeting of stockholders—which was subsequently held on July 16, 2021 (the “2021 annual meeting”)—and disseminated false and misleading information in the Company’s proxy materials relating to the 2021 annual meeting, (ii) violated certain provisions of the Company’s bylaws relating to the 2021 annual meeting, (iii) violated section 220 of the Delaware General Corporation Law (“DGCL”) in connection with a request for inspection of books and records submitted by the plaintiff, and (iv) breached their fiduciary duties of disclosure and loyalty, including relating to establishing and disclosing the date of the Company’s 2021 annual meeting and to the Company’s determination that a solicitation notice delivered to the Company by plaintiff was not timely and was otherwise deficient. On April 4, 2022, the plaintiff filed a motion to amend the Complaint. The proposed amended Complaint added additional allegations relating to the manner in which the defendants established and disclosed the date of the Company’s 2021 annual meeting of stockholders and to statements the defendants made about the plaintiff to the Company’s stockholders. On April 28, 2022, the Court granted the motion. The plaintiff has also filed various motions with the Court, which have been resolved. The Company has filed a motion for summary judgment with respect to one of the counts in the Complaint and a motion to dismiss certain other counts of the plaintiff’s amended Complaint. On March 13, 2023, the Court denied the Company’s motion for summary judgment. Trial on the merits of the plaintiff’s claims was held on March 16, 2023, and the case is under consideration by the Court. The Company believes the claims in the plaintiff’s complaint are without merit and intends to vigorously dispute them.

On January 20 and March 27, 2023, the plaintiff filed motions for sanctions against the defendants, asserting among other things that the alleged conduct that the plaintiff argues supports his case on the merits is sanctionable.  These motions are pending before the Court.  The Company believes the claims in the plaintiff’s motions are without merit and intends to vigorously dispute them.

33

Proxy Statement

On April 11, 2023, a purported stockholder of Adamis filed a complaint against Adamis and each of its directors in the United States District Court for the Southern District of New York, captioned Lapin vs. Adamis Pharmaceuticals Corporation, Case No. 1:23-cv-03023 (the “Complaint”). The Complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, by causing a materially incomplete and misleading Preliminary Proxy Statement to be filed with the SEC. Specifically, the Complaint alleges that the Preliminary Proxy Statement contains materially incomplete and misleading information concerning the sales process, financial projections prepared by Adamis management, as well as the financial analysis conducted by Raymond James & Associates, Inc., Adamis’ financial advisor. The Complaint seeks, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement or the filing of a definitive proxy statement with the SEC or causing a definitive proxy statement to be disseminated to Adamis’ stockholders unless and until the material information described in the Complaint is included in the definitive proxy statement or otherwise disseminated to Adamis’ stockholders, and (ii) in the event that the Merger transaction is consummated without the alleged material omissions referenced in the Complaint being remedied, damages and costs and disbursements of the action including reasonable plaintiff’s attorneys’ and experts’ fees and expenses.

In addition, the Company has received additional demand letters from counsel (the “Demand Letters”), each representing a purported stockholder of the Company, asserting that the Preliminary Proxy Statement and/or Proxy Statement was deficient and demanding that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that the Proxy Statements contain materially incomplete and misleading information concerning the sales process, financial projections prepared by the Company's management, as well as the financial analysis conducted by Raymond James & Associates, Inc. In addition, each purported shareholder has reserved his or her rights, including the right to alter or amend the demands at any time, and/or seek monetary damages following the consummation of the Merger.

It is possible that additional, similar claims may be filed, or the Complaint may be amended, or that the Company will receive additional demand letters. If this occurs, except as may be required by law, the Company does not intend to announce the filing of each additional similar complaint or receipt of each additional demand letter.

The Company believes that the allegations in the Complaint and the Demand Letters are without merit and that the disclosures set forth in the Proxy Statement comply fully with applicable law. However, in order to moot the unmeritorious claims, avoid nuisance and possible expense and delay, and to provide additional information to our shareholders, the Company provided a voluntary supplement to the Proxy Statement with the supplemental disclosures filed with the SEC on May 5, 2023. Nothing in the Supplemental Disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth in the Supplemental Disclosures. To the contrary, the Company specifically denies all allegations that any additional disclosure was or is required.

34

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

Risks Related to Our Financial Condition

 Risk Factors Summary

The business of Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis,” or the “company”) is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

●	There is substantial doubt about our ability to continue as a going concern. We have incurred significant losses since our inception, anticipate that we will continue to incur losses in 2023, and expect to continue to incur losses in the future. We may never achieve or sustain profitability.
●	Statements in this Report concerning our future plans and operations are dependent on our having adequate funding and the absence of unexpected delays or adverse developments. We will require additional funding in the near term as well as thereafter to fund our ongoing operations, satisfy our obligations and liabilities, and conduct our business. As of the date of this Report, we have a limited number of authorized shares available for issuance in any funding transaction involving issuance of equity securities. We may not be able to obtain required funding, which could force us to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection. Even if we obtain financing or engage in a strategic transaction, the terms of such financing or transaction could result in significant dilution to our stockholders.
●	We may never commercialize additional product candidates that are subject to regulatory approval or earn a profit.
●	We are subject to the risk of lawsuits or other legal proceedings.
●	We are subject to substantial government regulation and are impacted by state and federal statutes and regulations, which could materially adversely affect our business. We may encounter difficulties or delays in applying for or obtaining regulatory approval for our products. If we do not receive required regulatory approvals for our products, we may not be able to develop and commercialize our products or technologies.
●	Even if they are approved and commercialized, our products may not be able to compete effectively with other products targeting similar markets.
●	Our failure to adequately protect or to enforce our intellectual property rights or secure rights to third party patents could materially harm our proprietary position in the marketplace or prevent the commercialization of our products. We may become involved in patent litigation or other intellectual property proceedings, which could result in liability for damages and have a material adverse effect on our business and financial position.
●	We borrowed funds pursuant to the Paycheck Protection Program (“PPP”). Even with respect to PPP loans that have been forgiven pursuant to the program, we remain subject to review and audit in connection with such loans. We could be required to return or repay the full amount of our first PPP Loan and could be subject to fines or penalties, which could be material.
●	The COVID-19 pandemic may adversely affect our business, results of operations and financial condition.
●	If there are injuries or deaths associated with use of our products, or if there is a product recall affecting one or more of our products, we may be exposed to significant liabilities. We previously announced a voluntary recall of four lots of our SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringe products. In the event of adverse events or deaths associated with our products, we could become subject to product and professional liability lawsuits or other claims or proceedings. In addition, the recall could adversely affect our business, results of operations, financial condition and liquidity.

●	Our US Compounding Inc. subsidiary, or USC, which was registered as a human drug compounding outsourcing facility under Section 503B of the U.S. Food, Drug & Cosmetic Act, as amended, or FDCA, is subject to many federal, state and local laws, regulations, and administrative practices. Effective as of July 30, 2021, we entered into an asset purchase agreement pursuant to which we sold and transferred certain assets of USC related to its human compounding pharmaceutical business. The remaining operations and business of USC have been wound down, remaining assets relating to USC’s business have been or will be sold or otherwise disposed of, and USC is no longer selling compounded pharmaceutical or veterinary products. Nevertheless, USC and we could become involved in proceedings with the FDA or other federal or state regulatory authorities alleging non-compliance with applicable federal or state regulatory legal requirements, or in other legal proceedings relating to the winding down of USC’s business, which could adversely affect our business, financial condition and results of operations.
●	We have received a grand jury subpoena issued in connection with a criminal investigation. As we have previously disclosed, on May 11, 2021, each of the company and our USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office, or USAO, for the Southern District of New York issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the board of directors, or the Board, has engaged outside counsel to conduct an independent internal investigation to review these and other matters. The company has also received a request from the Securities and Exchange Commission, or the SEC, that the company voluntarily provide documents and information in connection with the SEC’s investigation relating to certain matters including the subject matter of the subpoena from the USAO. The company has produced and will continue to produce and provide documents in response to the subpoena and requests. The company intends to cooperate with the USAO and SEC. Additionally, on March 16, 2022, the company was informed that the Civil Division of the USAO (“Civil Division”) was investigating the company’s Second Draw PPP Loan application and the company’s eligibility for the Second Draw PPP Loan, and in June 2022, following the inquiry, we paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and related interest and fees. The company intends to continue cooperating with the USAO, SEC, and Civil Division. At this time, the company is unable to determine what, if any, additional actions the USAO, SEC, Civil Division or other federal or state authorities may take, what, if any, remedies or remedial measures the USAO, SEC, Civil Division or other federal or state authorities may seek, or what, if any, impact the foregoing matters may have on the company’s business, previously reported financial results, financial results included in this Report, or future financial results. We could receive additional requests from the USAO, SEC, Civil Division or other authorities, which may require further investigation. We or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas. There can be no assurance that any resolution of these matters and investigations with the USAO or SEC will not have a material and adverse effect on the company. Resolution of these matters could result in fines, payments, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and materially affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results. The foregoing matters may divert management’s attention, cause the company to suffer reputational harm, require the company to devote significant financial resources, subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, result in fines, penalties, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and materially affect the company’s business, previously reported financial results, financial results included in this Report, and future financial results. The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.
●	Our proposed merger transaction with DMK is subject to a number of risks and uncertainties. Failure to complete, or delays in completing, the proposed merger transaction with DMK could materially and adversely affect Adamis’ results of operations, business, financial condition and/or stock price.
●	Our business depends on complex information systems, and any failure to successfully maintain these systems or implement new systems to handle our changing needs could materially harm our operations. Cybersecurity or other system failures could disrupt our business, result in liabilities, and adversely affect our business, financial condition and results of operations.
●	Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.
●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022, and the condensed consolidated financial statements included in this Report, we have sustained substantial recurring losses from operations. In addition, we have used, rather than provided, cash in our continuing operations. As of March 31, 2023, we had cash and equivalents of approximately $3.1 million. The above conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to successfully develop and commercialize products, the market acceptance and success of our products and our ability to obtain additional required funding in the near term and thereafter. If we cannot continue as a viable entity, we might be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection, and our stockholders would likely lose most or all of their investment in us.

We will require additional funding to continue as a going concern.

We incurred significant net losses for the three months ended March 31, 2023, and for the year ended December 31, 2022. As of March 31, 2023, we had cash and cash equivalents of approximately $3.1 million. Our continued operations and the development of our business will require additional capital. Based on our current and anticipated level of operations, we do not believe that our cash, cash equivalents and short-term investments, together with anticipated revenues from operations and amounts that we expect to receive as a result of our sales of assets relating to our former USC business or from other sources, will be sufficient to meet our anticipated operating expenses, liabilities and obligations for at least 12 months from the date of this Report. We will require additional funds to sustain operations, satisfy our obligations and liabilities, fund our ongoing operations, or for other purposes, and we intend to seek additional funds during 2023. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms. In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations. As of the date of this Report, we have a limited number of authorized shares available for issuance in any funding transactions involving the issuance of equity securities. We currently have no available balance in our credit facility or committed sources of capital, and a number of factors may limit or prevent our current ability to access capital markets to obtain any required equity or debt funding. Delays in obtaining, or the inability to obtain, required funding from revenues relating to sales of our commercial products, debt or equity financings, sales of assets, sales or out-licenses of intellectual property assets, products, product candidates or technologies, or other transactions or sources, would materially and adversely affect our ability to satisfy our current and future liabilities and obligations, and would materially and adversely affect our ability to continue operations.

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

We incurred significant net losses for the three months ended March 31, 2023, as reflected in the financial statements included elsewhere in this Report. We expect that these losses may continue as we continue our research and development activities, support commercialization of our approved products, and continue to conduct our business. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products.

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

Our previously announced proposed merger transaction with DMK Pharmaceuticals Corporation is subject to a number of risks and uncertainties. Some of those risks and uncertainties include the following, among others:

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

Except for our SYMJEPI and ZIMHI products, we have not received regulatory approval for any drugs or products. Since our fiscal 2010 year, except for revenues from sales of products of our former discontinued pharmaceutical business and amounts that we have received and may receive in the future pursuant to our commercialization agreements relating to our SYMJEPI and ZIMHI products, we have not generated commercial revenue from marketing or selling any drugs or other products. We expect to incur substantial net losses for the foreseeable future. We may never be able to commercialize any additional product candidates that are subject to regulatory approval or be able to generate revenue from sales of such products. Because of the risks and uncertainties associated with developing and commercializing our specialty pharmaceuticals and other product candidates, we are unable to predict when we may commercially introduce such products, the extent of any future losses or when we will become profitable, if ever.

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

The actual timing of commencement and completion of pre-clinical or clinical trials can vary substantially from our anticipated timing due to factors such as funding limitations, scheduling conflicts with participating clinicians and clinical institutions, and the rate of patient enrollment. Pre-clinical or clinical trials involving our product candidates may not commence or be completed as forecast. Delays in the commencement or completion of pre-clinical or clinical testing could significantly impact our product development costs. The commencement of pre-clinical or clinical trials can be delayed for a variety of reasons, including delays in:

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

Clinical trials require sufficient participant enrollment, which is a function of many factors, including the size of the target patient population, the nature of the trial protocol, the proximity of participants to clinical trial sites, the availability of effective treatments for the relevant disease, the eligibility criteria for our clinical trials and competing trials. Delays in enrollment can result in increased costs and longer development times. Our failure to enroll participants in our clinical trials could delay the completion of the clinical trials beyond expectations. In addition, our interim data analysis and/or the FDA could require us to conduct clinical trials with a larger number of participants than we may project for any of our product candidates. As a result of these factors, we may not be able to enroll a sufficient number of participants in a timely or cost-effective manner. Furthermore, enrolled participants may drop out of clinical trials, which could impair the validity or statistical significance of the clinical trials. A number of factors can influence the discontinuation rate, including, but not limited to: the inclusion of a placebo arm in a trial; possible lack of effect of the product candidate being tested at one or more of the dose levels being tested; adverse side effects experienced, whether or not related to the product candidate; and the availability of numerous alternative treatment options that may induce participants to withdraw from the trial.

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

Failure to obtain FDA or other required regulatory approvals, or withdrawal of previous approvals, would adversely affect our business. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted or may prevent us from broadening the uses of products for different applications.

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

At December 31, 2022, we had federal and state net operating loss carryforwards, or NOLs, and credit carryforwards which, subject to certain limitations, we may use to reduce future taxable income or offset income taxes due. Insufficient future taxable income will adversely affect our ability to utilize these NOLs and credit carryforwards. Pursuant to Internal Revenue Code Section 382, the annual use of the NOLs and research and development tax credits could be limited by any greater than 50% ownership change during any three-year testing period. As noted in Note 20 of the audited consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2022, our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo additional ownership changes, our ability to use our NOLs could be further limited by Section 382 of the Code. As a result of these limitations, we may be materially limited in our ability to utilize our NOLs and credit carryforward.

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

The market price of our common stock may fluctuate substantially. For example, from January 2020 to May 11, 2023, the market price of our common stock has fluctuated between $0.07 and $2.34. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

On April 12, 2023, we received a notice (the “Notice”) from the Staff of Nasdaq, notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market.  Consequently, a deficiency exists with regard to the Nasdaq listing rules. In accordance with the listing rules, the Company will have 180 days, or until October 9, 2023, to regain compliance with the Market Value Standard. To regain compliance with the Market Value Standard, the MVLS for the Company’s common stock must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the Market Value Standard, the Staff will provide the Company with written confirmation and will close the matter. If the Company does not regain compliance with the rule by October 9, 2023, Nasdaq will provide notice that the Company’s securities are subject to delisting from the Nasdaq Capital Market. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination. The Company intends to monitor the MLVS between now and October 9, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS rule. However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

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

As of March 31, 2023, we had 166,483,265 shares of common stock outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of March 31, 2023, we had reserved for issuance 4,148,969 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $4.10 per share, we had outstanding restricted stock units covering 650,000 shares of common stock, and we had outstanding warrants to purchase 70,452,824 shares of common stock at a weighted-average exercise price of $0.3348 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

Exercise of our outstanding warrants may result in dilution to our stockholders.

As of March 31, 2023, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 58,824 shares of common stock, at a weighted average exercise price of $8.50 per share. As of March 31, 2023, 13,794,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $1.15 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; 350,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.70 per share, that we issued in connection with our private placement of warrants in February 2020, and, 750,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.47 per share, that we issued in connection with the issuance of Series C Preferred Stock in July 2022. In connection with the March 2023 Offering:  48,000,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $0.138 per share and 7,500,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of prefunded warrants, at an exercise price of $0.0001 per share.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 24, 2023, by and among Adamis Pharmaceuticals Corporation, Adamis Merger Sub, Inc., and DMK Pharmaceuticals Corporation*(1)

4.1	Common Stock Purchase Warrant dated March 16, 2023.

4.2	Prefunded Common Stock Purchase Warrant dated March 16, 2023.

10.1	Securities Purchase Agreement dated March 14, 2023.

10.2	Support Agreement dated February 24, 2023.

10.3	Form of Indemnity Agreement with Directors and Executive Officers.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any exhibits or schedules so furnished.

**	Represents a compensatory plan or arrangement.

(1)	Incorporated by reference to exhibits filed with the Report on Form 8-K filed by the Company on February 27, 2023.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS, INC.

Date: May 15, 2023	By:	/s/ David J. Marguglio
David J. Marguglio
Chief Executive Officer

Date : May 15, 2023	By:	/s/ David Benedicto
David Benedicto
Chief Financial Officer