Form 10-Q
period 2023-06-30
Adamis Pharmaceuticals Corp
filed 2023-08-21
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of August 16, 2023, was 9,359,133.

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2023 and December 31, 2022	2

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2023 and 2022	3

	Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit (Unaudited) for the Three Months and Six Months Ended June 30, 2023 and 2022	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2023 and 2022	5–7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	39

Item 4.	Controls and Procedures	39

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

Signatures		62

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents (including $135,287 and $0 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively)	$640,254	$1,081,364
Restricted Cash	30,090	30,068
Accounts Receivable, net	—	1,054,058
Receivable from Fagron	18,971	30,951
Inventories	664,358	1,238,778
Prepaid Expenses and Other Current Assets	658,119	1,884,015
Current Assets of Discontinued Operations	1,438,906	3,952,916
Total Current Assets	3,450,698	9,272,150
LONG TERM ASSETS
Fixed Assets, net	1,142,869	1,288,894
Right-of-Use Assets	145,909	317,622
Other Non-Current Assets	9,674	52,174
Total Assets	$4,749,150	$10,930,840
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$11,365,931	$7,937,493
Deferred Revenue, current portion (including $147,118 and $0 associated with variable interest entity at June 30, 2023 and December 31, 2022, respectively)	174,897	27,779
Accrued Other Expenses	2,200,716	1,510,053
Product Recall Liability	175,190	305,806
Lease Liabilities, Current Portion	157,246	342,562
Current Liabilities of Discontinued Operations	933,246	1,272,173
Total Current Liabilities	15,007,226	11,395,866
LONG TERM LIABILITIES
Deferred Revenue, net of current portion	164,357	178,247
Warrant Liabilities, at fair value	1,072,893	7,492
Total Liabilities	16,244,476	11,581,605
COMMITMENTS AND CONTINGENCIES (Note 13)
MEZZANINE EQUITY
Convertible Preferred Stock - Par Value $0.0001; 10,000,000 Shares Authorized; Series C Preferred Stock 3,000 Shares Authorized, liquidation preference $110 per share; 3,000 Issued and Outstanding at June 30, 2023 and December 31, 2022, respectively	330,000	157,303

STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock - Par Value $0.0001; 10,000,000 Shares Authorized; Series E Preferred Stock 1,941.2 Shares Authorized, Issued and Outstanding at June 30, 2023 and no Shares Authorized, Issued and Outstanding at December 31, 2022	—	—
Common Stock - Par Value $0.0001; 200,000,000 Shares Authorized; 2,797,865 and 2,150,051 Issued, 2,790,395 and 2,142,581 Outstanding at June 30, 2023 and December 31, 2022, respectively (1)	15,831	15,051
Additional Paid-in Capital	310,245,208	303,746,217
Accumulated Deficit	(322,081,115)	(304,564,086)
Treasury Stock - 7,470 Shares, at cost (1)	(5,250)	(5,250)
Total Stockholders’ Deficit	(11,825,326)	(808,068)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$4,749,150	$10,930,840
___________________
(1)	See Note 1, Reverse Stock Split

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

REVENUE, net	$6,945	39,847	$1,459,945	$1,194,361
COST OF GOODS SOLD	361,394	689,178	2,149,461	2,152,760
Gross Loss	(354,449)	(649,331)	(689,516)	(958,399)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,033,083	4,205,934	8,815,168	7,588,630
RESEARCH AND DEVELOPMENT	376,957	3,320,654	1,687,486	7,542,179
ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT (IPR&D)	6,539,675	—	6,539,675	—
Loss from Operations	(11,304,164)	(8,175,919)	(17,731,845)	(16,089,208)

OTHER INCOME (EXPENSE)
Interest Income	703	16,174	713	20,322
Interest Expense	(46,312)	—	(106,344)	—
Other Income/(Expense)	463,018	(257,832)	410,017	(697,832)
Gain/(Loss) on PPP2 loan	—	62,583	—	(1,787,417)
Excess of March 2023 Warrant Fair Value over Offering Proceeds	—	—	(2,476,109)	—
Change in Fair Value of Warrants	3,883,364	19,540	3,885,569	28,927
Total Other Income (Expense), net	4,300,773	(159,535)	1,713,846	(2,436,000)
Net Loss from Continuing Operations	(7,003,391)	(8,335,454)	(16,017,999)	(18,525,208)
DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations before Income Taxes	(1,570,731)	(61,767)	(1,499,030)	(226,628)
Income Taxes - Discontinued Operations	—	—	—	—
Net Loss from Discontinued Operations	(1,570,731)	(61,767)	(1,499,030)	(226,628)
Net Loss Applicable to Common Stock	$(8,574,122)	$(8,397,221)	$(17,517,029)	$(18,751,836)
Basic and Diluted Loss Per Share:
Continuing Operations (1) Note 1	$(2.79)	$(3.89)	$(6.81)	$(8.66)
Discontinued Operations (1)	$(0.61)	$(0.03)	$(0.63)	$(0.11)
Basic and Diluted Loss Per share (1) Note 1	$(3.40)	$(3.92)	$(7.44)	$(8.77)
Basic and Diluted Weighted Average Shares Outstanding (1)	2,569,400	2,140,224	2,378,006	2,138,816
_______________________
(1)	See Note 1, Reverse Stock Split

  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

For the Three Months Ended June 30, 2023	(Mezzanine Equity) Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares(1)	Amount	Capital	Shares(1)	Amount	Deficit	Total
Balance March 31, 2023	3,000	$157,303	—	—	2,385,765	$15,051	$303,815,511	7,470	$(5,250)	$(313,506,993)	$(9,681,681)
Accretion of Series C Preferred Stock	—	172,697	—	—	—	—	(172,697)	—	—	—	(172,697)
Issuance of Series E Preferred Stock pursuant to DMK Merger	—	—	1,941.2	—	—	—	4,853,000	—	—	—	4,853,000
Issuance of Common Stock upon Exercise of Prefunded Warrants	—	—	—	—	107,142	750	524,379	—	—	—	525,129
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—	—	—	2,143	—	—	—	—	—	—
Issuance of Common Stock pursuant to DMK Merger	—	—	—	—	302,815	30	757,008	—	—	—	757,038
Assumption of DMK options pursuant to DMK Merger	—	—	—	—	—	—	415,809	—	—	—	415,809
Stock Based Compensation	—	—	—	—	—	—	52,198	—	—	—	52,198
Net Loss	—	—	—	—	—	—	—	—	—	(8,574,122)	(8,574,122)
Balance June 30, 2023	3,000	$330,000	1,941.2	—	2,797,865	$15,831	$310,245,208	7,470	$(5,250)	$(322,081,115)	$(11,825,326)

For the Six Months Ended June 30, 2023
Balance December 31, 2022	3,000	$157,303	—	—	2,150,051	$15,051	$303,746,217	7,470	$(5,250)	$(304,564,086)	$(808,068)
Accretion of Series C Preferred Stock	—	172,697	—	—	—	—	(172,697)	—	—	—	(172,697)
Issuance of Common Stock pursuant to the March 2023 Offering	—	—	—	—	235,714	—	—	—	—	—	—
Issuance of Series E Preferred Stock pursuant to DMK Merger	—	—	1,941.2	—	—	—	4,853,000	—	—	—	4,853,000
Issuance of Common Stock upon Exercise of Prefunded Warrants	—	—	—	—	107,142	750	524,379	—	—	—	525,129
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—	—	—	2,143	—	—	—	—	—	—
Issuance of Common Stock pursuant to DMK Merger	—	—	—	—	302,815	30	757,008	—	—	—	757,038
Assumption of DMK options pursuant to DMK Merger	—	—	—	—	—	—	415,809	—	—	—	415,809
Stock Based Compensation	—	—	—	—	—	—	121,492	—	—	—	121,492
Net Loss	—	—	—	—	—	—	—	—	—	(17,517,029)	(17,517,029)
Balance June 30, 2023	3,000	$330,000	1,941.2	—	2,797,865	$15,831	$310,245,208	7,470	$(5,250)	$(322,081,115)	(11,825,326)
______________________
(1)	See Note 1, Reverse Stock Split

For Three Months Ended June 30, 2022	(Mezzanine Equity) Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares (1)	Amount	Capital	Shares (1)	Amount	Deficit	Total
Balance March 31, 2022	—	$—	—	$—	2,146,480	$15,026	$304,330,933	7,470	$(5,250)	$(288,440,428)	$15,900,281
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—			3,571	25	(25)				—
Stock Based Compensation	—	—	—	—	—	—	(460,917)	—	—	—	(460,917)
Net Loss	—	—	—	—	—	—	—	—	—	(8,397,221)	(8,397,221)
Balance June 30, 2022	—	$—	—	$—	2,150,051	$15,051	$303,869,991	7,470	$(5,250)	$(296,837,649)	$7,042,143

For the Six Months Ended June 30, 2022
Balance December 31, 2021	—	$—	—	$—	2,144,494	$15,012	$303,958,829	7,470	$(5,250)	$(278,085,813)	$25,882,778
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—	—	—	5,557	39	(39)	—	—	—	—
Stock Based Compensation	—	—	—	—	—	—	(88,799)	—	—	—	(88,799)
Net Loss	—	—	—	—	—	—	—	—	—	(18,751,836)	(18,751,836)
Balance June 30, 2022	—	$—	—	$—	2,150,051	$15,051	$303,869,991	7,470	$(5,250)	$(296,837,649)	$7,042,143

______________________
(1)	See Note 1, Reverse Stock Split

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,517,029)	$(18,751,836)
Less: Loss from Discontinued Operations	1,499,030	226,628
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Acquired IPR&D	6,539,675	—
Stock Based Compensation	121,492	(88,799)
Receivable from Fagron	—	1,197,832
Provision for Excess and Obsolete Inventory	—	(29,003)
Excess of March 2023 Warrant Fair Value over Offering Proceeds	2,476,109	—
Change in Fair Value of Warrant Liability	(3,885,569)	(28,927)
Cash Payments in Excess of Lease Expense	(13,604)	(8,054)
Depreciation Expense	196,819	712,510
Change in Operating Assets and Liabilities:
Accounts Receivable	1,054,058	815,565
Inventories	574,420	7,412
Prepaid Expenses and Other Current & Non-Current Assets	1,180,897	574,670
Accounts Payable (including $9,352 and $0 associated with variable interest entity for the six months ended June 30, 2023 and 2022, respectively)	2,972,657	532,465
Product Recall Liability	(130,616)	(1,398,520)
Deferred Revenue (including $147,118 and $0 associated with variable interest entity for the six months ended June 30, 2023 and 22, respectively)	(13,889)	(50,000)
Accrued Other Expenses (including $1,698 and $0 associated with variable interest entity for the six months ended June 30, 2023 and 22, respectively)	985,425	(262,764)
Net Cash Used in Operating Activities of Continuing Operations	(3,960,125)	(16,550,821)
Net Cash Used in Operating Activities in Discontinued Operations	(155,947)	(329,564)
Net Cash Used in Operating Activities	(4,116,072)	(16,880,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	—	(381,167)
Cash Acquired in DMK Acquisition	136,089	—
Proceeds from Receivable from Fagron	11,980	2,930,554
Net Cash Provided by Investing Activities of Continuing Operations	148,069	2,549,387
Net Cash Provided by Investing Activities of Discontinued Operations	832,000	—
Net Cash Provided by Investing Activities	980,069	2,549,387

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from March 2023 Offering related to Common Stock Warrant	2,099,862	—
Proceeds from March 2023 Offering related to Prefunded Warrant	899,388	—
March 2023 Offering Issuance Costs	(275,000)	—
Proceeds from Exercise of Prefunded Warrant	750	—
Net Cash Provided by Financing Activities of Continuing Operations	2,725,000	—
Net Cash Provided by Financing Activities of Discontinued Operations	—	—
Net Cash Provided by Financing Activities	2,725,000	—
Decrease in Cash and Cash Equivalents and Restricted Cash	(411,003)	(14,330,998)
Cash and Cash Equivalents and Restricted Cash:
Beginning Balance	1,111,432	23,250,793
Decrease in Cash and Restricted Cash from Discontinued Operations	(30,085)	(13,825)
Ending Balance	$670,344	$8,905,970

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ADAMIS PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
RECONCILIATION OF CASH & CASH EQUIVALENTS AND RESTRICTED CASH
Cash & Cash Equivalents	$640,254	$8,875,925
Restricted Cash	30,090	30,045
Total Cash & Cash Equivalents and Restricted Cash	$670,344	$8,905,970

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Liabilities of DMK assumed from DMK Merger	$157,461
Issuance of common stock for DMK Merger	$(757,038)
Issuance of Series E preferred stock for DMK Merger	$(4,853,000)
DMK options assumed and replaced by Adamis in connection with the DMK Merger	$(415,809)

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Accretion of Series C Preferred	$172,697

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of operations of Adamis Pharmaceuticals Corporation (“Adamis” or the “Company”) for any interim periods are not necessarily indicative of the results of operations for any other interim periods or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Reverse Stock Split

Effective May 22, 2023, the Company effected a 1-for-70 reverse stock split of its outstanding common stock (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, every 70 shares of issued and outstanding common stock were automatically combined into one share of common stock, without any change in the par value per share. The Company did not issue any fractional shares in the Reverse Stock Split. In lieu of such fractional shares, any stockholder of record who would otherwise be entitled to a fractional share of common stock as a result of the Reverse Stock Split (after taking into account all fractional shares of common stock otherwise issuable to such stockholder) was entitled to receive a cash payment (without interest) equal to the fair market value of the fraction to which such holder would otherwise be entitled multiplied by the fair market value of the common stock as determined by the Board of Directors. The number of authorized shares of common stock under the Company’s restated certificate of incorporation remained unchanged at 200,000,000 shares. Unless otherwise indicated, share numbers, per share data and earnings per share data throughout this Report have been recast to reflect the Reverse Stock Split.

DMK Merger

On February 24, 2023, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with DMK Pharmaceuticals Corporation (“DMK”), a privately-held New Jersey corporation focused on the development and commercialization of potential products for the treatment of a variety of neuro-based disorders, and Aardvark Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Adamis (“Merger Sub”). The Merger Agreement provided for the merger (the “Merger”) of DMK with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Adamis.

On May 25, 2023, following a special meeting of stockholders of the Company, the Merger was completed in accordance with the terms of the Merger Agreement. In connection with the Merger, the name of Merger Sub as the surviving corporation was changed to DMK Pharmaceuticals Corporation.

 As a result of the consummation of the Merger, and after giving effect to the Reverse Stock Split, effective at the effective time of the Merger (the “Effective Time”), the shares of DMK common stock then outstanding were canceled and automatically converted into and became the right to receive a total of 302,815 shares of Adamis common stock and, with respect to certain former DMK stockholders, 1,941.2 shares of Series E Convertible Preferred Stock (“Series E Preferred”) of the Company. The Series E Preferred is convertible into shares of Adamis common stock at a conversion rate of 1,000 common shares for 1 Series E Preferred share (subject to beneficial ownership limitations of 9.99%). Based on the limited exception under ASC 480-10-S99-3A(3)(f) for equity instruments that are subject to a deemed liquidation provision if all of the holders of equally and more subordinated equity instruments of the entity would always be entitled to also receive the same form of consideration (for example, cash or shares) upon the occurrence of the event that gives rise to the redemption (that is, all subordinate classes would also be entitled to redeem), the Company determined that the Series E Preferred should be classified as permanent equity. Additionally, based on the accounting guidance per ASC 260-10-45-40 as the Series E Preferred receive no preferred dividends, there is no adjustment to the numerator for the calculation of diluted EPS and under the guidance of ASC 260-10-45-4, and the Series E Preferred common stock equivalents are not included in the calculation of diluted EPS as this would be anti-dilutive (since the Company generates net losses).

Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred Revenue and a corresponding grants receivable are recorded when qualifying costs are incurred before the grants are received.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Adamis and its wholly-owned and controlled subsidiaries, DMK (a variable interest entity wherein the Company is the primary beneficiary) and US Compounding, Inc (a discontinued operation). All intercompany accounts and transactions have been eliminated.

Variable Interest Entity

The purpose of DMK is to expand the Company’s potential product pipeline. The Company intends to focus on developing therapies with novel mechanisms of action to treat conditions, including substance abuse disorders.

The Company has 100% ownership of DMK. In the event DMK requires additional funding to support its operations, the Company would provide such financial support; and any benefits from the development of any of the potential product candidates would be realized by the Company. Additionally, as with any product development program there are risks that could materially impact the Company’s financial condition negatively. Conversely, positive outcomes during product development and/or achieving regulatory approval on a product or drug could materially impact the Company’s financial condition positively. See Note 2, DMK Merger for additional information regarding the VIE.

Assets recognized as a result of consolidating DMK do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Cash specifically must be utilized based on the specific terms of the respective grant in which the monies were received; and any unspent grant funds would be required to be returned at the end of the respective grant term. Conversely, liabilities recognized as a result of consolidating DMK do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of DMK.

                Going Concern

The Company’s cash and cash equivalents were $640,254 and $1,081,364 at June 30, 2023 and December 31, 2022, respectively.

The condensed consolidated financial statements were prepared under the assumption that the Company will continue operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. In preparing these condensed consolidated financial statements, consideration was given to the Company’s future business as described below, which may preclude the Company from realizing the value of certain assets.

The Company has incurred substantial recurring losses from continuing operations, negative cash flows from operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of approximately $8.6 million and $17.5 million for the three months and six months ended June 30, 2023, respectively. As of June 30, 2023, the Company had an accumulated deficit of approximately $322.1 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. On July 25, 2023, the Company closed a transaction involving the sale of a building and real property located in Conway, Arkansas, formerly utilized by our discontinued USC compounding pharmacy business, as well as certain related personal property equipment and assets and intellectual property, to an unaffiliated third-party purchaser, for total aggregate net proceeds of approximately $1.8 million.  In addition, on August 4, 2023, the Company completed an offering of 4,800,000 shares of its common stock, 1,130,000 prefunded warrants and common stock purchase warrants to purchase up to 5,930,000 shares of its common stock and received net proceeds of approximately $7.0 million. The Company, however, has a substantial accounts payable balance at June 30, 2023 and will need additional funding to satisfy these obligations and future obligations and liabilities, sustain operations, and otherwise support the Company’s operations and business activities and working capital needs. Management’s plans include attempting to secure additional required funding through equity or debt financing if available, seeking to enter into a partnership or other strategic agreement regarding, or sales or out-licensing of, our commercial products, product candidates or intellectual property assets or other assets, revenues relating to supply and sale of SYMJEPI and ZIMHI products and share of net profits received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of our products.  There can be no assurance that we will be able to obtain required funding in the future. If the Company does not obtain required funding, the Company’s cash resources will be depleted in the near term and the Company would be required to materially reduce or suspend operations, which would likely have a material adverse effect on the Company’s business, stock price and our relationships with third parties with whom the Company have business relationships. If the Company does not have sufficient funds to continue operations, the Company could be required to seek bankruptcy protection, dissolution or liquidation, or other alternatives that could result in the Company’s stockholders losing some or all of their investment in us. The Company has implemented expense reduction measures including, without limitation, employee headcount reductions and the reduction or discontinuation of certain product development programs. In addition, a severe or prolonged economic downturn, political disruption or pandemic, such as the COVID-19 pandemic, could result in a variety of risks to the Company business, including the ability to raise capital when needed on acceptable terms, if at all. Additionally, the Company is not in compliance with certain listing standards of the Nasdaq National Market and there can be no assurance that the Company will be successful in curing the deficiencies and regaining compliance by the applicable cure dates. (See Note 10 for additional information).

                Basic and Diluted Loss per Share

Under ASC 260, the Company is required to apply the two-class method to compute earnings per share or, EPS. Under the two-class method both basic and diluted EPS are calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings. The two-class method results in an allocation of all undistributed earnings as if all those earnings were distributed. Considering the Company has generated losses in each reporting period since its inception through June 30, 2023, the Company also considered the guidance related to the allocation of the undistributed losses under the two-class method. The contractual rights and obligations of the preferred stock shares and the warrants were evaluated to determine if they have an obligation to share in the losses of the Company. As there is no obligation for the preferred stock shareholders or the holders of the warrants to fund the losses of the Company nor is the contractual principal or redemption amount of the preferred stock shares or the warrants reduced as a result of losses incurred by the Company, under the two-class method, the undistributed losses will be allocated entirely to the common stock securities.

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period.  Adjustments to the loss attributable to holders of common stock include accretion or decretion of equity and the Company has elected to treat the entire adjustment to the security's carrying amount as being akin to a dividend. During the three-months ended June 30, 2023, the Series C Preferred was accreted $172,697 to its full redemption value of $330,000. The numerator in calculating the loss attributable to the holders of common stock was adjusted as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net loss	(8,574,122)	(17,517,029)
Accretion on Series C Preferred	(172,697)	(172,697)
Adjusted Net Loss	(8,746,819)	(17,689,726)

With regard to the Series E Preferred, as it receives no preferred dividends, there is no adjustment to the numerator for the calculation of diluted EPS and the Series E common stock equivalents are not included in the calculation of diluted EPS as this would be anti-dilutive (since the Company generates net losses). The diluted loss per share calculation is based on the if-converted method for convertible preferred shares and gives effect to dilutive if-converted shares and the treasury stock method and gives effect to dilutive options, warrants and other potentially dilutive common stock. The preferred stock, however, is not considered potentially dilutive due to the contingency on the conversion feature not being tied to stock price or price of the convertible instrument. The warrants are assumed to be settled in shares, and at each reporting period the Company will evaluate the combined effect of the adjustment to the numerator (assumed beginning of the period exercise) and inclusion of the warrants in the denominator, with the warrants included for the purposes of diluted EPS calculation if such effect is dilutive. The warrants were determined to be anti-dilutive. The common stock equivalents were anti-dilutive and were excluded from the calculation of weighted average shares outstanding.

Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the period ended June 30, 2023 and 2022, consist of the following:

	June 30, 2023	June 30, 2022
Outstanding Warrants	899,323	202,895
Outstanding Options	34,315	69,445
DMK Options assumed by Adamis	231,490	—
Outstanding Restricted Stock Units	7,143	9,286

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

Assets classified as held for sale that are not sold after the initial one-year period are assessed to determine if they meet the exception to the one-year requirement to continue being classified as held for sale. The primary asset that is held for sale is the US Compounding, Inc. (USC) property, the sale of which closed in July 2023 - see Subsequent Events for further details.

Note 2: DMK Merger

           On May 25, 2023, the Company completed the merger transaction with DMK. The Company determined that the acquired group, DMK, is a variable interest entity, or VIE, as DMK's total equity at risk is not sufficient to permit DMK to finance its activities without additional subordinated financial support. Additionally, DMK did not constitute a business because substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset (DP-125). In accordance with FASB Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations”, the consolidation of DMK (the VIE) is considered an asset acquisition. Additionally, the Company determined that the Company (Adamis) is the primary beneficiary (because Adamis holds 100% equity ownership in DMK, will receive the returns from DMK operations and is also obligated to absorb 100% of any losses) and is the legal acquirer (because Adamis obtains control of DMK). Based on applicable accounting guidance, the Company was required to record DMK's assets and liabilities at fair value. At acquisition date, based on the provisions provided by ASC Topic 730 "Research and Development", the Company elected to expense the purchase consideration allocated to the early-stage acquired in-process research and development (acquired IPR&D) because there is no alternative future use related to the acquired IPR&D, and, as such, no further impairment assessments would be necessary for these assets. The Company incurred approximately $1.4 million of transaction costs were recorded within selling, general and administrative expenses on the condensed consolidated statement of operations.

           The fair value of the acquired IPR&D was determined based upon the income approach using a multi period excess earnings model which included a forecast of the expected cash flows of DPI-125. The discount rate associated with this forecast was 27%.

           The purchase price, or total consideration transferred, to acquire DMK in the Merger was comprised of the following:

Fair Value of Adamis Common Stock issued to DMK shareholders	$757,038
Fair Value of Adamis Series E Preferred issued to DMK shareholders	4,853,000
Fair Value of DMK options assumed and replaced by Adamis	415,809
DMK incurred Merger-related costs paid for by Adamis	492,456
Total Consideration Transferred	$6,518,303

            The fair value of the 302,815 shares of common stock issued in connection with the Merger is based on the closing price of the Company's common stock on the date of acquisition multiplied by the number of common shares issued.

            The fair value of the 1,941.2 shares of Series E Preferred issued in connection with the Merger is based on inputs that are observable or can be corroborated by observable market data (the Company’s closing stock price), and, as such, qualify as Level 2 measurement. The fair value of the Series E Preferred is based on the closing price of the Company's common stock on the date of acquisition multiplied by the number of common shares the Series E Preferred is convertible into (1,941,200). The same fair value basis as the Company's common stock was utilized for the Series E Preferred because the Series E Preferred have no preferences over common stock and the issuance of the Series E Preferred stock was merely a mechanism to consummate the Merger transaction.

             Pursuant to the Merger agreement, at the effective time, the outstanding DMK stock options to purchase shares of DMK common stock were assumed by the Company and became options to purchase a total of 231,490 shares of Adamis common stock, with proportionate adjustments to the exercise prices per share of such options based on the exchange ratio determined pursuant to the Merger Agreement. The assumed options continue to be governed by the terms of the DMK 2016 Stock Plan, which was assumed by the Company in connection with the closing of the Merger. The assumed options were fully vested and the fair value of the replacement awards was treated as additional purchase price consideration paid by the Company.

             The fair value of the replacement awards is based primarily on inputs that are observable or can be corroborated by observable market data (such as the Company’s closing stock price and the published treasury par yield curves from the US Department of the Treasury). The estimated fair value of the replacement options of $415,809 was calculated using the Black Scholes Option Pricing Model. Key inputs at the date of closing, include expected volatility of 119.5% based on a 50/50 weighting of calculated volatility of the Company stock of approximately 107% (based on calculated volatility) and DMK's implied volatility of 132%, the Company’s stock price on the date of closing of $2.50, expected dividend yield of 0.0%, expected term ranging from 2.37 years to 4.37 years and average risk-free interest rate (based on the published treasury par yield curves from the US Department of Treasury) of approximately 4.06%.

           The allocation of the total purchase price is estimated as follows:

Assets Acquired:
Cash	$136,089
Total assets acquired	136,089
Liabilities Assumed:
Accounts Payable	30
Due to Related Party	1,698
Accrued Expenses	8,615
Deferred Grant Revenue	147,118
Total liabilities assumed	157,461
Net Liabilities acquired	(21,372)
Acquired IPR&D	6,539,675
Total Purchase Price	$6,518,303

Note 3: Discontinued Operations and Assets Held for Sale

In July 2021, the Company approved a restructuring process to wind down and cease the remaining operations at USC, with the remaining USC assets to be sold, liquidated or otherwise disposed of.

In August 2021, the Company entered into a purchase agreement with Fagron Compounding Services, LLC (“Fagron”) to sell to Fagron certain assets of USC, related to its human compounding pharmaceutical business including certain customer information and information on products sold to such customers by USC, including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products. Fagron made monthly payments to the Company based on formulas related to the amounts actually collected by Fagron or its affiliates for sales of products or services made through July 30, 2022. As of June 30, 2023, the total amount received in connection with this purchase agreement was approximately $5.5 million. At June 30, 2023, the remaining receivable from Fagron was approximately $19,000.

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

          The major assets and liabilities associated with discontinued operations included in our consolidated balance sheets are as follows:

          Carrying amounts of major classes of assets included as part of discontinued operations:

	June 30, 2023	December 31, 2022
Cash and Cash Equivalents	$—	$30,085
Fixed Assets, held for sale	5,747,590	6,719,252
Other assets	5,407	5,407
Loss recognized on classification as held for sale	(4,314,091)	(2,801,828)
Total assets of the disposal group classified as held for sale in the statement of financial position	$1,438,906	$3,952,916

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts Payable	$665,753	$649,633
Accrued Other Expenses	67,459	75,602
Lease Liabilities	200,034	243,008
Contingent Loss Liability	—	50,000
Other Current Liabilities	—	208,000
Deferred Tax Liability	—	45,930
Total liabilities of the disposal group classified as held for sale in the statement of financial position	$933,246	$1,272,173

           As of June 30, 2023, fixed assets held for sale are comprised of USC’s land and building, which the Company had received an offer to purchase the land and building for $1,525,000. During the three-months ended June 30, 2023, an impairment charge of $1.5 million (inclusive of broker commissions) was recorded in the statement of operations, under discontinued operations, to bring the carrying value of the USC property down to its net sales price. On July 25, 2023, the sale of the USC property closed and the Company received net proceeds of approximately $1,419,000. Additionally, the Company received an offer to purchase previously impaired USC equipment with a carrying value of $0 at a purchase price of $475,000. On July 25, 2023, net proceeds of approximately $349,000 were received related to the sale of USC equipment.

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

            As of June 30, 2023, the outstanding liabilities related to the contract termination costs recorded in contingent loss liability of discontinued operations was $0 as the Company paid $50,000 in January 2023, pursuant to a settlement agreement. Additionally, the remaining deferred tax liability related to indefinite lived assets and state deferred tax liabilities was adjusted to $0.

            The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	Three Months Ended June 30,
	2023	2022
Major line items constituting pretax loss of discontinued operations

Selling, General and Administrative Expenses	$(62,969)	$(91,911)
Impairment Expense	(1,512,263)	—
Other Income	4,501	8,614
Gain from asset disposal	—	21,530
Loss from discontinued operations before income taxes	(1,570,731)	(61,767)
Income tax benefit	—	—
Loss from discontinued operations after income taxes	$(1,570,731)	$(61,767)

	Six Months Ended June 30,
	2023	2022
Major line items constituting pretax loss of discontinued operations

Selling, General and Administrative Expenses	$(62,924)	$(264,383)
Impairment Expense	(1,512,263)	—
Other Income	7,818	8,625
Gain from asset disposal	68,339	29,130
Loss from discontinued operations before income taxes	(1,499,030)	(226,628)
Income tax benefit	—	—
Loss from discontinued operations after income taxes	$(1,499,030)	$(226,628)

Note 4: Revenues

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) each performance obligation is satisfied

The Company's commercial products include: ZIMHI® (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of opioid overdose; SYMJEPI® (epinephrine) Injection 0.3mg, which was approved by the FDA for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; and SYMJEPI (epinephrine) Injection 0.15mg, which was approved by the FDA for use in the treatment of anaphylaxis for patients weighing 33-65 pounds.

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

             Deferred Revenue (Grant Revenue)

             With the acquisition of DMK, the Company's DMK subsidiary has three grants that remain in progress:

                                        March 9, 2022 New Jersey Small Business Innovation Research ("SBIR") and Small Business Technology Transfer ("STRR") Support Program grant. This is a $25,000 grant, with approximately $2,100 in deferred revenue at June 30, 2023.

                                        July 28, 2022 New Jersey Commission on Science, Innovation and Technology ("CSIT") grant. This is a $150,000 grant, with approximately $120,000 in deferred revenue at June 30, 2023.

                                        February 28, 2023 CSIT grant. This is a $25,000 grant, with approximately $25,000 in deferred revenue at June 30, 2023.

             For the three- and six- months period ended June 30, 2023, no previously deferred grant revenue was recognized in the Company's condensed consolidated statement of operations related to the DMK grants.

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

For the period ended June 30, 2023 and December 31, 2022, a liability of approximately $0.2 million and $0.3 million, respectively, associated with the recall is reflected in the balance sheet. Approximately, $29,000 and $56,000 in product recall costs were recorded in selling, general and administrative costs during the three months and six months ended June 30, 2023, respectively. Total product recall costs from inception of the recall through June 30, 2023, were approximately $2.6 million. The Company may be able to be reimbursed by certain third parties for some of the costs of the recall under the terms of its manufacturing agreements or insurance policies, but there are no assurances regarding the amount or timing of any such recovery. In February 2023, the Company received notice from the FDA that the FDA considers the voluntary recall of our SYMJEPI products to be terminated. Such notice does not preclude the FDA from taking action in the future related to the recall, and the Company remains responsible for compliance with applicable laws relating to the product and the recall.

Note 5: Inventories

Inventories at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Finished Goods	$—	$267,554
Work-in-Process	—	261,720
Raw Materials	664,358	709,504
Inventories	$664,358	1,238,778

There was no reserve for obsolescence as of June 30, 2023 and December 31, 2022.

Note 6: Fixed Assets, net

Fixed assets, net at June 30, 2023 and December 31, 2022 are summarized in the table below:

Description	Useful Life (Years)	June 30, 2023	December 31, 2022
Machinery and Equipment	3 - 7	$5,156,377	$5,209,575
Less: Accumulated Depreciation		(4,013,508)	(4,665,067)
Construction In Progress - Equipment		—	744,386
Fixed Assets, net		$1,142,869	$1,288,894

Depreciation expense for the three months ended June 30, 2023 and 2022 was approximately $87,000 and $368,000, respectively; and for the six months ended June 30, 2023 and 2022, depreciation expense was approximately $197,000 and $713,000, respectively.

Note 7: Debt

               Second Draw Paycheck Protection Program (PPP) Loan (Second Draw PPP Loan)

On March 15, 2021, the Company entered into a Note (the “PPP2 Note”) in favor of Arvest Bank (the “Bank”), as lender, in the principal amount of $1,765,495 relating to funding under a Second Draw loan (the “Second Draw Loan”) pursuant to the terms of the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”), and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020. The Company applied for forgiveness of the PPP2 Loan and received notification through the Bank that as of September 28, 2021, the Second Draw PPP Loan, including principal and interest thereon, was fully forgiven by the SBA. The Company recognized $1,765,495, the amount forgiven, as other income in the third quarter of 2021. In March 2022 the Company was informed that the Civil Division of the U.S. Attorney’s Office for the Southern District of New York was investigating the Company’s Second Draw PPP Loan and eligibility for that loan. In June 2022, following the inquiry, the Company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees.

Our PPP loans and applications for forgiveness of loan amounts remain subject to review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the Company that was part of the PPP loan application process. Accordingly, the Company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining PPP loans or obtaining forgiveness of those loans. If the Company were to be audited or reviewed and receive an adverse determination or finding in such audit or review, including a determination that the Company was ineligible to receive the applicable loan, the Company could be required to return or repay the full amount of the applicable loan and could be subject to additional fines or penalties, which could reduce the Company’s liquidity and adversely affect our business, financial condition and results of operations

See Note 10 below for additional information concerning certain matters relating to the Second Draw PPP Loan.

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant Liability	$34	$—	$34	$—
March 2023 Common Stock Warrants	1,072,859	—	1,072,859	—
Total common stock warrants liabilities	$1,072,893	$—	$1,072,893	$—

The fair value measurement of the warrants issued by the Company in February 2020 (“2020 Warrant Liability”) and March 16, 2023 Common Stock Warrant ("March 2023 Common Stock Warrants")  are based on inputs that are observable or can be corroborated by observable market data (such as the Company’s daily closing stock price and the published treasury par yield curves from the US Department of the Treasury), and, as such, qualify as Level 2 measurement. The Company’s estimated fair value of the warrant liabilities was calculated using the Black Scholes Option Pricing Model. Key inputs at June 30, 2023 include the expected volatility of the Company’s stock ranging from approximately 70% - 110.32%, the Company’s stock price at valuation date of $2.41, expected dividend yield of 0.0%, expected term ranging from 2.18 to 5.21 years (with the weighted average term at 5.19) and average risk-free interest rate ranging from 4.117% - 4.839% (with the weighted average risk-free rate as 4.122%).

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant Liability	$7,492	$—	$7,492	$—

The fair value measurement of the warrants issued by the Company in February 2020 are based on inputs that are observable or can be corroborated by observable market data (such as the Company’s daily closing stock price and the published treasury par yield curves from the US Department of the Treasury), and, as such, qualify as Level 2 measurement. The Company’s estimated fair value of the warrant liabilities was calculated using the Black Scholes Option Pricing Model. Key inputs at December 31, 2022 include the expected volatility of the Company’s stock of approximately 70% (based on calculated volatility and management’s judgement), the Company’s stock price at valuation date of $l1.90, expected dividend yield of 0.0%, expected term of 2.68 years and average risk-free interest rate (based on the published treasury par yield curves from the US Department of Treasury) of approximately 4.362%.

The following table sets forth a summary of changes in the fair value of the Company’s liability-classified warrants that are measured at fair value on a recurring basis:

	2020 Warrants		March 2023 Prefunded Warrants		March 2023 Common Stock Warrants
	Number of Warrants(1)	Liability	Number of Warrants	Liability	Number of Warrants(1)	Liability	Total
Balance at December 31, 2022	5,000	$7,492	—	$—	—	$—	$7,492
March 2023 Offering	—	—	107,142	899,388	685,715	4,575,971	5,475,359
Change in Fair Value, three months-ended March 31, 2023	—	(4,900)	—	—	—	2,695	(2,205)
Balance at March 31, 2023	5,000	2,592	107,142	899,388	685,715	4,578,666	5,480,646
May 2023 Exercise	—	—	(107,142)	(524,389)	—	—	(524,389)
Change in Fair Value, three months-ended June 30, 2023	—	(2,558)	—	(374,999)	—	(3,505,807)	(3,883,364)
Balance at June 30, 2023	5,000	$34	—	$—	685,715	$1,072,859	$1,072,893
(1)	Recast to reflect the 1 for 70 reverse stock split

Note 9: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Employee Retention Credit	$—	$875,307
Prepaid Insurance	67,697	323,143
Prepaid - Research and Development	345,894	588,354
Other Prepaid	139,075	78,590
Other Current Assets	48,360	18,621
	$601,026	$1,884,015

Employee Retention Credit

The Company applied for the Employee Retention Credit (ERC) which was available under the CARES Act. The ERC is a fully refundable tax credit for employers equal to 50 percent of qualified wages (including allocable qualified health plan expenses) that eligible employers paid their employees. The ERC applied to wages paid after March 12, 2020 and before January 1, 2021. The Company received the full amount from the original ERC from the Department of Treasury in January 2023. The Company amended its ERC application due to its repayment of the PPP loans (discussed in Note 7) and was subsequently awarded an additional refund approximately $463,000, which the Company received in full as of June 30, 2023, and was recorded in the condensed consolidated statement of operations as other income.

Note 10: Legal Matters

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

            Investigations

             On May 11, 2021, each of the Company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the Company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the Company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. The Company has also received requests from the Securities and Exchange Commission (“SEC”) that the Company voluntarily provide documents and information in connection with the SEC’s investigation relating to certain matters including matters arising from the subject matter of the subpoenas from the USAO. The Company has produced and will continue to produce and provide documents in response to the subpoenas and requests as needed. Additionally, on March 16, 2022, we were informed that the Civil Division of the USAO (“Civil Division”) is investigating the Company’s Second Draw PPP Loan application disclosed in previous reports. The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter. In June 2022, following the inquiry the Company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees. The Company intends to continue cooperating with the USAO and the SEC, and has continued to engage in communications with the SEC and USAO regarding their investigations. We have received additional requests for production of documents from the SEC and the USAO, have responded to those requests, could receive additional requests from the USAO, SEC, or other authorities, and continue to engage in communications with the SEC and the USAO regarding their investigations.  Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation. We are unable to predict the duration, scope, or final outcome of the investigations by the USAO, SEC, or other agencies; what, if any, proceedings the USAO, SEC, or other federal or state authorities may initiate; what penalties, payments, by the Company, remedies or remedial measures the USAO, SEC, or other federal or state authorities may seek or may require in order to resolve the investigations; what, if any, impact the foregoing matters may have on the Company’s business, financial condition, previously reported financial results, financial results included in this Report, or future financial results; or what proceedings the USAO, SEC, or other federal or state authorities may initiate if the foregoing matters are not resolved. However, in connection with resolution of these matters, we or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas, and to resolve the matters and investigations with the USAO and the SEC we may be required to pay material amounts in penalties or other payments, and to agree to other remedies or remedial measures. Payment of material amounts in connection with resolution of the foregoing matters would reduce the amount of financial resources that we have available to support our product development programs and commercialization activities and would adversely impact our development programs. Depending in part on the amount and timing of any payments that we may be required to make or other remedial measures that may be implemented in connection with resolution of these matters, a resolution of these matters with the USAO or SEC could have a material and adverse impact on the company. The foregoing matters have diverted and will likely continue to divert management’s attention, have caused the company to suffer reputational harm, have required and will continue to require the company to devote significant financial resources, could subject the company, one or more of its subsidiaries, or its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, penalties, payments, or financial remedies in amounts that would have a material adverse effect on our financial condition, or equitable remedies, and adversely affect the company’s business, previously reported financial results, financial results included or incorporated by reference herein, or future financial results.

              Nasdaq Compliance

On December 28, 2022, the Company was notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon the Company’s non-compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) as of December 27, 2022, the Company’s common stock was subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel, and a hearing was held on February 16, 2023. On February 21, 2023, the Staff notified the Company that the Panel had granted the Company’s request for continued listing of the Company’s common stock on the Nasdaq Stock Market and an extension until June 26, 2023 (the “Compliance Period”) to regain compliance with the continued listing requirements for The Nasdaq Capital Market, including the minimum $1.00 bid price requirement of Nasdaq Listing Rule 5500(a)(2) (the “Rule”). We effected the Reverse Stock Split on May 22, 2023. On June 21, 2023, we received a communication from Nasdaq indicating that we demonstrated compliance with the requirements to remain listed on The Nasdaq Capital Market, as required by the Panel’s February 21, 2023, decision, and that pursuant to Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor for a period of one year from the date of the communication. If, within that one-year monitoring period, the Staff finds us again out of compliance with the Rule, notwithstanding Rule 5810(c)(2) we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3), and the Staff will instead issue a delist determination letter and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. At any such hearing, we will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C).  There can be no assurance that any such Panel or Hearing Panel would grant us additional time to regain compliance.

On April 12, 2023, we received a notice (the “Notice”) from the Staff of Nasdaq, notifying us that for the last 30 consecutive business days, our minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our common stock on the Nasdaq Capital Market. Consequently, a deficiency exists with regard to the Nasdaq listing rules. In accordance with the listing rules, we will have 180 days, or until October 9, 2023, to either regain compliance with the Market Value Standard, or satisfy another listing criteria such as having a minimum shareholder equity of $2.5 million. To regain compliance with the Market Value Standard, the MVLS for our common stock must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If we regain compliance with an applicable listing standard, we anticipate that the Nasdaq Staff will provide us with written confirmation and will close the matter. If we do not regain compliance with the applicable listing standard by October 9, 2023, Nasdaq will provide notice that our securities are subject to delisting from the Nasdaq Capital Market. In the event of such notification, the Nasdaq rules permit us an opportunity to appeal Nasdaq’s determination and request a hearing before a Hearing Panel. We intend to monitor both the MVLS and our shareholder equity between now and October 9, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS rule. However, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq listing criteria in the future.

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

Supplemental Proxy Disclosures

On April 11, 2023, a purported stockholder of Adamis filed a complaint against Adamis and each of its directors in the United States District Court for the Southern District of New York, captioned Lapin vs. Adamis Pharmaceuticals Corporation, Case No. 1:23-cv-03023 (the “Complaint”). The Complaint alleges that in connection with the special meeting of stockholders of the Company held to consider and vote upon certain matters relating to the DMK Merger transaction, the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, by causing a materially incomplete and misleading Preliminary Proxy Statement to be filed with the SEC. Specifically, the Complaint alleges that the Preliminary Proxy Statement contains materially incomplete and misleading information concerning the sales process, financial projections prepared by Adamis management, as well as the financial analysis conducted by Raymond James & Associates, Inc., Adamis’ financial advisor. The Complaint seeks, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement or the filing of a definitive proxy statement with the SEC or causing a definitive proxy statement to be disseminated to Adamis’ stockholders unless and until the material information described in the Complaint is included in the definitive proxy statement or otherwise disseminated to Adamis’ stockholders, and (ii) in the event that the Merger transaction is consummated without the alleged material omissions referenced in the Complaint being remedied, damages and costs and disbursements of the action including reasonable plaintiff’s attorneys’ and experts’ fees and expenses. On July 6, 2023, the plaintiff filed a notice of voluntary dismissal, dismissing the claims in the complaint without prejudice, which was entered by the court on July 7, 2023.

In addition, the Company has received additional demand letters from counsel (the “Demand Letters”), each representing a purported stockholder of the Company, asserting that the Preliminary Proxy Statement and/or Proxy Statement was deficient and demanding that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that the Proxy Statements contain materially incomplete and misleading information concerning the sales process, financial projections prepared by the Company's management, and the financial analysis conducted by Raymond James & Associates, Inc. In addition, each purported shareholder has reserved his or her rights, including the right to alter or amend the demands at any time, and/or seek monetary damages following the consummation of the Merger.

The Company believed that the allegations in the Complaint and the Demand Letters are without merit and that the disclosures set forth in the Proxy Statement comply fully with applicable law. However, in order to moot the unmeritorious claims, avoid nuisance and possible expense and delay, and to provide additional information to our shareholders, the Company provided a voluntary supplement to the Proxy Statement with the supplemental disclosures filed with the SEC on May 5, 2023. Nothing in the Supplemental Disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth in the Supplemental Disclosures. To the contrary, the Company specifically denies all allegations that any additional disclosure was or is required. Nevertheless, resolution of these matters may involve payments by the Company to the parties submitting the Demand Letters or other claims.

The Company records accruals for loss contingencies associated with legal matters when the Company determines it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. Where a material loss contingency is reasonably possible and the reasonably possible loss or range of possible loss can be reasonably estimated, U.S. GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. The Company has not accrued any amount in respect of the matters described under the headings “Investigation”, “Jerald Hammann,” or “Supplemental Proxy Disclosures” as we cannot estimate the probable loss or the range of probable losses that we may incur. We are unable to make such an estimate because (i) with respect to the matters described under the heading “Investigation,” we are unable to predict whether any proceedings will be initiated by the USAO, SEC or other authorities arising from such matters, what, if any, relief, remedies or remedial measures the USAO, SEC, or other authorities may seek if proceedings are commenced, and the duration, scope, or outcome of any such proceedings, if they are commenced, (ii) litigation and other proceedings are inherently uncertain and unpredictable, (iii) with respect to the matters described under the heading “Jerald Hammann,” the complaint seeks declaratory and injunctive relief and (iv) with respect to the “Supplemental Proxy Disclosures” the Demand Letters have not specified any amount for monetary damages and a reasonably possible loss or range of loss cannot be estimated. Because legal proceedings and investigations are uncertain and unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires significant judgments about future events, including determining both the probability and reasonably estimated amount of a possible loss or range of loss. The amount of any ultimate loss may differ from any accruals or estimates that the Company may make.

Note 11: Equity Transactions

Common Stock Transactions:

DMK Merger:

Pursuant to the DMK Merger, 302,815 shares of Adamis common stock were issued on May 25, 2023, to former DMK shareholders. See Note 2 for further information on the DMK Merger.

March 2023 Offering:

On March 14, 2023, the Company entered into a Securities Purchase Agreement or, SPA, with an investor providing for the purchase and sale of (i) an aggregate of 235,714 shares (the “Shares”) of common stock, at a price of $8.75 per Share, (ii) a warrant to purchase up to an aggregate of 685,714 shares of our common stock at an exercise price of $9.66 per share (the “Common Stock Warrant”), and (iii) a prefunded warrant at a price of $8.74 per share to purchase up to an aggregate of 107,143 shares of our Common Stock (the “Prefunded Warrant” and, collectively with the Common Stock Warrant, the “Warrants”), which represents the per share price for the Shares less the $0.0007 per share exercise price for the Prefunded Warrant, pursuant to a previously filed and effective registration statement in a registered direct offering (the “March 2023 Offering”). Gross proceeds from the March 2023 Offering were approximately $3.0 million, before deducting offering expenses of approximately $0.3 million.

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

The Warrants holder (together with its affiliates) may not exercise a (i) Common Stock Warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder, up to 9.99%) of the outstanding Common Stock immediately after exercise (the "Beneficial Ownership Limitation" ), except that upon at least 61 days’ prior written notice from the holder to us, the holder may increase the amount of the Beneficial Ownership Limitation up to 9.99%, as such ownership percentage is determined in accordance with the terms of the Common Stock Warrant, or (ii) Prefunded Warrant to the extent that the holder would own more than 9.99% of the outstanding Common Stock immediately after exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, we will pay the holder the cash value of any fractional shares otherwise issuable. If at the time of exercise of a Warrant, there is no effective registration statement registering the shares of Common Stock underlying the Warrant, such Warrant may be exercised on a cashless basis pursuant to its terms. Additionally, at the request of the holder following a change of control or certain other fundamental transactions, the Company or the successor entity, as the case may be, shall purchase the Warrant from the holder for an amount in cash equal to the Black Scholes Value (as defined in the Warrant). Due to this cash redemption feature, the Company determined that the Warrants should be classified as liabilities.

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

The following table provides the initial allocation of the March 2023 offering proceeds between the common stock and the Warrants issued:

Allocation as of March 16, 2023
235,714 Common Stock Issued	$—
107,142 Prefunded Warrant Issued	$899,388
685,714 Common Stock Warrant Issued	$4,575,971
Day 1 Loss due to Excess Warrant Fair Value	$2,476,109
Gross Proceeds	$2,999,250
Issuance Costs*	$275,000

*	As the warrants are liability-classified, the issuance costs were expensed to SG&A in the condensed consolidated statement of operations.

In May 2023, the Prefunded Warrants were exercised in full, which resulted in recording approximately $375,000 in the condensed consolidated statement of operations as other income for the change in fair value during the period up until the exercise date. See Footnote 8 for the fair value of the remaining warrants at June 30, 2023.

Preferred Stock Transactions:

Series C Transaction:

On July 5, 2022, the Company entered into a private placement transaction with Lincoln Park Capital Fund, LLC, (or, “Lincoln Park”) pursuant to which the Company issued an aggregate of 3,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred”), together with warrants (the “July Warrants”) to purchase up to an aggregate of 10,714 shares of common stock of the Company, at an exercise price of $32.90 per share (subject to adjustment as provided in the July Warrants). Gross proceeds were $300,000, excluding transaction costs, fees and expenses of $15,000. The July Warrants become exercisable commencing January 3, 2023 and have a term ending on January 5, 2028.

Subsequent to the issuance of the Series C Preferred, in connection with the Company’s 2022 annual meeting of stockholders, in September 2022 the Company’s stockholders voted on a reverse stock split proposal, and the proposal was not approved. Pursuant to the Series C Preferred transaction agreements, the Company paid $15,000 to Lincoln Park resulting from the failure of the reverse stock split proposal to be approved at the meeting.  With the approval of the Reverse Stock Split in May 2023 at the Company's special meeting of stockholders, redemption of the Series C Preferred is probable at June 30, 2023; and, although as of June 30, 2023, neither the holder nor the Company have elected to redeem the Series C Preferred, the Company recorded accretion of approximately $173,000 in the condensed consolidated statement of operations to reflect the Series C Preferred at the 110% redemption value.

DMK Merger:

Pursuant to the DMK Merger, 1,941.2 shares of Series E Preferred were issued to former DMK shareholders. The Series E Preferred is convertible into shares of Adamis common stock at a conversion rate of 1,000 common shares for 1 Series E Preferred share, and conversion is subject to certain beneficial ownership limitations. No Series E Preferred shares have been converted as of June 30, 2023. For information regarding the fair value of the Series E Preferred, refer to Note 2, DMK Merger.

Note 12: Stock-based Compensation, Warrants and Shares Reserved

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

At the Company’s 2020 annual meeting of stockholders, the stockholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2020 Plan provides for the grant of cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2020 Plan is 2,000,000 shares. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year during the term of the 2020 Plan, commencing January 1, 2021, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. One of the provisions of the 2020 Plan is that no award may be granted, issued or made under the 2020 Plan until such time as the fair market value of the common stock has been equal to or greater than $210.00 per share (which figure has been adjusted to reflect the Reverse Stock Split) (subject to proportionate adjustment for stock splits, reverse stock splits, and similar events) for at least ten consecutive trading days, after which time awards may be made under the 2020 Plan. In December 2022, the Board determined and resolved, that the 2020 Plan share reserve shall not be increased effective January 1, 2023, and that there shall not be any increase in share reserve for the 2023 year by virtue of the annual share reserve increase. No awards had been made pursuant to the 2020 Plan as of June 30, 2023.

The Company had a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan terminated effective February 2019 and no new awards may be made under the 2009 Plan.

               Stock Options

The following table summarizes the outstanding stock option activity for the six months ended June 30, 2023:

Non-Plan Awards:

	Non - Plan Awards(1)	Weighted Average Exercise Price(1)	Weighted Average Remaining Contract Life
Total Outstanding, as of December 31, 2022	1,857	$43.40	9.13 years

Total Outstanding as of June 30, 2023	1,857	43.40	6.63 years

Vested and Expected to Vest at June 30, 2023	1,131	43.40	6.63 years
(1)	Recast to reflect the 1 for 70 reverse stock split

Non-plan awards are granted pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, as a material inducement to the willingness of such person to join the Company as a non-officer employee, effective upon the effective date of Board of Director-approved resolutions to grant nonqualified stock options to such person (an inducement grant). Inducement grants, although granted outside of the Company’s 2020 Plan, are subject to the terms and conditions set forth in that plan. The terms of inducement grants are generally the same as terms would be under the 2020 Plan, wherein the exercise price of the options is equal to the fair value of the Company’s common stock at date of grant, with vesting commencing on date of grant, and a vesting schedule consisting of one-sixth (1/6) of the options becoming exercisable six (6) months after vesting commences, and one thirty-sixth (1/36) of the options on becoming exercisable each subsequent monthly anniversary of the vesting commencement date, such that the option is exercisable in full after three years from the vesting commencement date of the option grant, subject to the option holder providing continuous service.

As of June 30, 2023, the unamortized compensation expense related to non-plan awards was approximately $0.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of all options outstanding at June 30, 2023 and December 31, 2022, was $0.

2009 Equity Incentive Plan:

	2009 Equity Incentive Plan(1)	Weighted Average Exercise Price(1)	Weighted Average Remaining Contract Life*
Total Outstanding Vested and Expected to Vest as of December 31, 2022	61,525	$291.41	2.09 years

Options Canceled/Expired	(29,068)	280.26	—

Total Outstanding and Vested as of June 30, 2023	32,457	306.44	3.00 years

(1)	Recast to reflect the 1 for 70 reverse stock split
*	Maximum contractual term for options is 10 years.

As of June 30, 2023, the unamortized compensation expense related to 2009 Plan awards was approximately $0.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of all options outstanding at June 30, 2023 and December 31, 2022 was $0.

DMK Options Assumed

              Pursuant to the Merger Agreement with DMK, the Company assumed the outstanding options of DMK.  Based on the conversion mechanism in the Merger Agreement, the Company assumed 231,490 options with an exercise price of $2.90. The assumed options were fully vested and will continue to be governed by the terms of the DMK 2016 Stock Plan, which was assumed by the Company in connection with the closing of the Merger. Additionally, the assumed options were converted into an equivalent option to acquire shares of Adamis common stock.

               Restricted Stock Units

The following table summarizes the RSUs outstanding at June 30, 2023:

	Number of Shares/Unit(1)	Weighted Average Grant Date Fair Value(1)
Non-vested RSUs as of December 31, 2022	9,286	$325.13
RSUs vested during the period	(2,143)	592.20
RSUs forfeited during the period	—	—
Non-vested RSUs as of June 30, 2023	7,143	$245.00
RSUs expected to vest as of June 30, 2023	7,143	$245.00
(1)	Recast to reflect the 1 for 70 reverse stock split

The RSU's have cliff vesting after seven years of continuous service or upon change of control from date of grant or upon death or disability.

As of June 30, 2023, the unamortized compensation expense related to RSUs was approximately $67,000 and will be recognized over 0.67 years.

Total Stock-Based Compensation:

The following summarizes stock-based compensation recognized as research and development costs or, R&D, and selling, general and administrative costs or, SG&A, for the three months ended June 30, 2023 and 2022:

	June 30,	June 30,
	2023	2022
R&D	$—	$(768)
SG&A	52,198	(460,149)
Total Stock-based Compensation	$52,198	$(460,917)

The following summarizes stock-based compensation recognized as R&D and SG&A for the six months ended June 30, 2023 and 2022:

	June 30,	June 30,
	2023	2022
R&D	$—	$119,092
SG&A	121,492	(207,891)
Total Stock-based Compensation	$121,492	$(88,799)

              Warrants

The following table summarizes warrants outstanding at June 30, 2023:

	Warrant Shares(1)	Exercise Price Per Share(1)	Date Issued	Expiration Date
Old Adamis Warrants	840	$595.00	November 15, 2007	November 15, 2023
2019 Warrants	197,055	$80.50	August 5, 2019	August 5, 2024
2020 Warrants*	5,000	$49.00	February 25, 2020	September 3, 2025
Series C Preferred Warrants	10,714	$32.90	July 5, 2022	January 5, 2028
Common Stock Warrants*	685,714	$9.66	March 16, 2023	September 16, 2028
Total Warrants	899,323

(1)	Recast to reflect the 1 for 70 reverse stock split
*	See Note 8 for the fair value of warrants which are liability classified.

Shares Reserved

At June 30, 2023, the Company has reserved shares of common stock for issuance upon exercise of outstanding options, warrants including all of the warrants in the table above and restricted stock units, as follows:

Warrants (1)	899,323
Restricted Stock Units (1)	7,143
Non-Plan Awards (1)	1,858
2009 Equity Incentive Plan (1)	32,457
DMK Options Assumed by Adamis	231,490
Total Shares Reserved	1,172,271

(1)	Recast to reflect the 1 for 70 reverse stock split

Note 13: Commitments and Contingencies

Maintenance Fees

The Company has a production threshold commitment to a manufacturer of our SYMJEPI Products where the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. Maintenance fees for the three- and six- months ended June 30, 2023 and 2022 were approximately $269,000 and  $0 and $538,000 and $0, respectively, and were recorded as cost of sales in the condensed consolidated statement of operations.

Firm Purchase Commitments

The Company also has firm purchase commitments to a manufacturer of our SYMJEPI products based on rolling forecasts where a portion of the forecast represents binding orders and the remaining portion non-binding. For the six-months ended June 30, 2023 and 2022, there were no purchases under firm purchase commitments.

Contingent Lease Loss Liability

The Company is party to a lease agreement pertaining to certain real property located in Conway, Arkansas. The Company granted access rights to said property to a third party (“Accessee”) for a specified time period. The specified time period has lapsed and the Accessee remains on the premises of the said property. The Accessee claims to have purchased the said property and to be the “New Landlord”. The New Landlord’s legal counsel has sent a demand letter to the Company for repair work that it has undertaken at the premises. The Company has not been provided any evidence that the New Landlord is in fact the valid successor landlord under the Company’s lease agreement pertaining to the property. The Company’s legal counsel has responded to the demand letter stating there is no evidence of the New Landlord as a valid successor under the lease agreement, that the New Landlord breached the lease agreement as the Company was not provided first right of refusal as contemplated by the lease agreement and that only $53,000 of the approximately $1.4 million in alleged repairs undertaken fall under the responsibility of the tenant. The Company has not made a formal offer to pay for any repairs. However, because the demand letter has been presented and the Company acknowledges some repairs undertaken would be a tenant responsibility, the Company has accrued the minimum amount of loss per the range of loss as of June 30, 2023. The $53,000 accrual is included in accrued expenses in the condensed consolidated balance sheet. As of June 30, 2023, no settlement has been reached.

Note 14: Subsequent Events

On July 19, 2023, the Company entered into a purchase and sale agreement (the “Building Agreement”) to sell the building and real property located in Conway, Arkansas, formerly utilized by the Company’s discontinued compounding pharmacy business, to an unaffiliated third party purchaser ("Purchaser"). The Company also entered into a related agreement (the "Equipment Agreement") to sell to the Purchaser certain personal property assets and equipment located at the building and real property as well as certain related intellectual property assets. The total aggregate consideration for the real property under the Building Agreement and other assets under the Equipment Agreement were approximately $2.0 million before estimated commissions, fees and closing costs. On July 25, 2023, the closing of the transactions contemplated by the Building Agreement and Equipment Agreement occurred.  Net proceeds of approximately $1.8 million were received by the Company.

On July 27, 2023, the Company received notice from the FDA that SYMJEPI 0.3 mg/0.3 mL qualified for an exception to an assessment of program free and, as such, the Company received a grant of $393,933 against fiscal year 2023's Prescription Drug Program Fee.

On August 4, 2023, the Company completed an offering of 4,800,000 shares of our Common Stock and 1,130,000 pre-funded warrants to purchase shares of Common Stock,  and common stock purchase warrants to purchase up to 5,930,000 shares of our Common Stock, and received net proceeds of approximately $7.0 million after placement agent’s commissions and estimated offering expenses.

ITEM  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements and accompanying notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Our financial results for the three- and six- months ended June 30, 2023, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

General

Company Overview

         On May 25, 2023, Adamis Pharmaceuticals Corporation (“we,” “us,” “our,” “Adamis” or the “company”) completed a merger transaction, or the Merger, with DMK Pharmaceuticals Corporation (“DMK”) pursuant to an Agreement and Plan of Merger and Reorganization dated as of February 24, 2023, or the Merger Agreement, by and among DMK, Aardvark Merger Sub, Inc., a wholly-owned subsidiary of Adamis, and Adamis. Prior to the Merger, DMK  was a privately-held, clinical stage biotechnology company focused on the development and commercialization of potential products for a variety of central nervous disorders. Pursuant to the Merger, each share of common stock of DMK was converted into the right to receive a number of shares of Adamis common stock and, in the case of certain DMK stockholders, shares of our Series E Convertible Preferred Stock, or Series E Preferred. Upon the closing of the Merger, Ebrahim (Eboo) Versi, M.D., Ph.D., the co-founder and chief executive officer of DMK, became the chairman and chief executive officer of Adamis, and David J. Marguglio, formerly the President, Chief Executive Officer and a director, continued as President and was also appointed Chief Operating Officer. Additionally, Aardvark Merger Sub, Inc. changed its name to DMK Pharmaceuticals Corporation, or DMK.

            We are a specialty biopharmaceutical company focused on developing and commercializing products in the substance use disorder space including treatment of opioid use disorder. Our two commercial products are designed to treat opioid overdose and anaphylactic shock. The first is ZIMHI® (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of opioid overdose, and the second is SYMJEPI® (epinephrine) Injection 0.3mg, which was approved by the FDA for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more, and SYMJEPI (epinephrine) Injection 0.15mg, which was approved by the FDA for use in the treatment of anaphylaxis for patients weighing 33-65 pounds. The foundation of our development pipeline is a proprietary portfolio of approximately 750 proprietary small molecule neuropeptide analogues. Our lead clinical-stage product candidate is for the treatment opioid use disorder and acute and chronic pain. The library also has the potential to generate other compounds for treatment of various substance use disorders and compounds for life cycle management and backup molecules.

            Our US Compounding Inc. subsidiary, or USC, which we acquired in April 2016, is a discontinued operation, was previously registered as a human drug compounding outsourcing facility under Section 503B of the FDCA and the U.S. Drug Quality and Security Act, or DQSA, and provided prescription compounded medications, including compounded sterile preparations and nonsterile compounds, to patients, physician clinics, hospitals, surgery centers and other clients throughout most of the United States.  In July 2021, we sold certain assets relating to USC’s human compounding pharmaceutical business and approved a restructuring process to wind down the remaining USC business and sell, liquidate or otherwise dispose of the remaining USC assets.  Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer selling compounded pharmaceutical or veterinary products.

            To achieve our goals and support our overall strategy, we will need to raise additional funding to sustain operations, satisfy our obligations and liabilities and enable further product development.

Products and Product Candidates

Opioid Overdose; ZIMHI (naloxone) Injection

Naloxone is an opioid antagonist used to treat narcotic overdoses. Naloxone, which is generally considered the drug of choice for immediate administration for opioid overdose, blocks or reverses the effects of the opioid, including extreme drowsiness, slowed breathing, or loss of consciousness and eventually, death. Common opioids include morphine, heroin, tramadol, oxycodone, hydrocodone and fentanyl. Since the COVID-19 pandemic, the opioid crisis has become significantly worse, and this increase has disproportionately affected adolescents. According to Bloomberg industry data, the U.S. naloxone market grew by about 15% in 2022 and according to the December 31, 2022 Form 10-K of Emergent BioSolutions, Inc. filed in March 2023, sales of Narcan®, the leading naloxone product for treatment of opioid overdoses, were approximately $374 million for 2022.

The Centers for Disease Control and Prevention, or CDC, estimates that between 1999 and 2020 more than 932,000 people have died of drug overdoses, with annual deaths increasing during the COVID-19 pandemic. More recent statistics published by the CDC reported that drug overdoses resulted in approximately 107,081 deaths in the United States during the 12-month period ending December 2022, which was an approximately 51% increase over the approximately 71,030 deaths for the 12-month period ending December 2019. Overdose deaths involving opioids (including both prescription and synthetic) accounted for 81,045 of the overdose deaths in 2022 and are now the leading cause of death for Americans under age 50. More powerful synthetic opioids, like fentanyl and its analogues, are responsible for approximately 90% of those opioid deaths. These statistics are even more stark for adolescents according to the CDC. Comparing July-December 2019 to July-December 2021, overdose deaths among youngsters aged 10 to 19 years increased by 109% and in that same time period, deaths involving illicitly manufactured fentanyl increased by 182% in the same age group. In June 2021, the National Institute on Drug Abuse; National Institutes of Health; U.S. Department of Health and Human Services, published the policy brief, “Naloxone for Opioid Overdose: Life-Saving Science,” which reported that statistical modeling suggests that high rates of naloxone distribution among laypersons and emergency personnel could avert approximately 21% of opioid deaths. The brief also stated that overdoses involving highly potent synthetic opioids such as fentanyl or large quantities of opioids may require multiple doses of naloxone, and if respiratory function does not improve, naloxone doses may be repeated every two to three minutes. With the increasing prevalence of illicit fentanyl on the streets, we believe the need for ZIMHI as a product that results in rapid increase in higher blood levels of naloxone is becoming ever more important.

On October 18, 2021, we announced that the FDA had approved ZIMHI (naloxone hydrocholoride 5mg) for the treatment of opioid overdose, and it was commercially launched in the U.S. on March 31, 2022.

The results of a study sponsored by the FDA was recently presented by Dr. David Strauss, M.D., Ph.D. Dr. Straus at a virtual public meeting of the Reagan–Udall Foundation addressing fatal overdoses. Dr. Straus is the Director of the Division of Applied Regulatory Science at the Center for Drug Evaluation and Research. The current standard of care is a single intranasal 4mg dose of naloxone, as contained in Narcan. Given the fentanyl crisis, the investigators tested this single dose against two and four doses to reverse a simulated fentanyl overdose. They showed that the most effective reversal was achieved by four administrations of 4mg intranasal naloxone given within 2.5 minutes. We believe that this data from the FDA sponsored study suggests that rapid delivery of naloxone is necessary to help counter a fentanyl overdose and that a single administration of ZIMHI, based on its pharmacokinetic profile, could be an effective agent to counter a fentanyl overdose.

On July 28, 2023, we issued a press release announcing that we had committed to fund an unrestricted research grant to the Leiden University Medical Center Anesthesia and Pain Research Unit. The funding will support the work of Albert Dahan, MD, PhD, an expert on opioid-induced respiratory depression (opioid overdose) and professor of anesthesiology at the University. Dr. Dahan has been working with the FDA to understand better methods of reversing fentanyl overdoses. The objective of the work will be to assess the efficacy of the Company’s ZIMHI product compared to 4mg of intranasal naloxone, and the respective number of doses required to reverse fentanyl-induced respiratory depression.

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

We estimate that sales of prescription epinephrine products were more than approximately $1.75 billion in 2022, based on assumptions and estimates using industry data. While we cannot provide any assurances concerning whether annual prescription sales will decline or grow, we believe that the epinephrine market has the potential to grow in the future, based in part on the prevalence of medical conditions, such as anaphylaxis, cardiovascular diseases, respiratory diseases (asthma), and the increased awareness about the treatment options for the management of these diseases. The market for prescription epinephrine products is competitive. Our SYMJEPI (epinephrine) Injection 0.15mg and 0.3mg products allow users to administer a pre-measured epinephrine dose quickly with a device that we believe, based on human factors studies, to be intuitive to use.

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

SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. During Catalent’s routine testing, a small number of syringes with clogged needles were identified. On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) due to the potential clogging of the needle preventing the dispensing of epinephrine. The recall was conducted with the knowledge of the FDA, and USWM handled the recall process for the Company, with Company oversight. As of the date of this Report, neither USWM nor we have received, nor are aware of, any adverse events related to this recall and in February 2023, the Company received notice from the FDA that the agency considers the voluntary recall of our SYMJEPI products to be terminated. Such notice does not preclude the FDA from taking action in the future related to the recall, and we remain responsible for compliance with applicable laws relating to the product and the recall. Catalent’s investigation determined the steel used in a specific stainless steel needle batch as the root cause for the clogged syringes observed. The Company worked with Catalent to develop corrective and preventive actions. However, despite the corrective actions and sourcing syringes which used a different batch of steel for the needles, Catalent’s attempt to resume manufacturing of SYMJEPI at its Belgium facility has resulted in similar product defects. Therefore, as of the date of this Report, the Company remains unable to manufacture product. While we are committed to returning SYMJEPI to the market, we will not do so until we are satisfied that sufficient corrective actions have been implemented to avoid a repeat of the circumstances which led to the voluntary recall. We are evaluating a range of options to restore SYMJEPI production, including a critical assessment of Catalent.

Product Candidates

As a result of our Merger with DMK, we acquired a library of approximately 750 novel small molecule neuropeptide analogues and a number of product candidates and technologies in development for opioid use disorder and other neuro-based disorders. We intend to focus on developing therapies with novel mechanisms of action to treat these important conditions where patients are currently underserved, including substance abuse disorders. We intend to develop mono, bi- and tri-functional small molecules that simultaneously modulate critical networks in the nervous system with the goal of creating treatments that are efficacious, safe, and tolerable and could address several unmet or underserved medical needs by taking the novel approach to integrate with the body’s own efforts to regain balance of disrupted physiology. By designing small molecule analogs of neuropeptides, one or multiple receptors can be targeted by a single molecule to support a transition back to a balanced neurophysiological state.

Our lead clinical stage product candidate, DPI-125, is being developed as a potential novel treatment for opioid use disorder, or OUD. We also plan to study this compound for the treatment of moderate to severe pain, where it could potentially offer a product with competitive advantages compared to currently marketed opioids (pain killers) and hence help prevent opioid addiction. Other product candidates include DPI-221, for treating bladder control problems, and DPI-289 for treating severe end stage Parkinson’s disease. We generally intend to focus on the development programs that target substance use disorder described above and to seek to out-license product candidates targeting indications outside of this focus.

DPI-125

DPI-125 is a small molecule that is currently being developed for two potential uses. The first is for the rapid stabilization of OUD patients actively using prescription or street opioids, including deadly fentanyl and its analogues. The second potential use is as a potent, acute analgesic, with a potentially reduced risk of respiratory depression and addiction compared to currently marketed opioids.

We have completed a human Phase 1 dose escalation study with DPI-125, and the pharmacokinetic data showed that the drug was well tolerated in the human study, with no serious adverse events, deaths or dropouts. The next anticipated development step, assuming available funding and no unexpected developments, will be human proof of concept studies, which will attempt to confirm what has been demonstrated in preclinical studies in terms of reduced or absent respiratory depression and abuse liability. Following these proof-of-concept studies, we believe that the next development step, assuming available funding and no unexpected developments, will be to proceed into Phase 2 trials for the treatment of OUD and acute pain, where the focus of the trials will not only be on efficacy, but also safety and tolerability. We believe that the same characteristics and mechanism of action that may make DPI-125 a useful product in the fight against addiction could also make it a significant alternative to currently marketed opioids used for treating pain.

DPI-221

DPI-221 is a small molecule as what we believe is a unique alternative to surgery for benign prostatic hyperplasia, or BPH, by reestablishing bladder control. BPH is a common problem with approximately six million men seeking treatment annually, with an estimated market size of approximately $5.4 billion annually in the United States. BPH is a common, chronic disease caused by an enlarged prostate. DPI-221 may offer a novel approach to the treatment of BPH by acting on the central nervous system to suppress abnormal activity without interfering with normal bladder function. In preclinical studies, DPI-221 was effective at reestablishing neural control of the bladder, which returns the bladder to more normal function, allowing coordinated bladder contractions and efficient voiding.

A first-in-human Phase 1 oral dose escalation study, showed that the drug was safe and tolerable in the study. There were no serious adverse events, deaths or study dropouts. The pharmacokinetic, or PK, characteristics have allowed planning of a proof-of-concept study, which, assuming available funding and no unexpected developments, is anticipated to be a human urodynamic study to determine the efficacious dose that will inform dosing in a subsequent Phase 2 study. We believe that if successfully developed, this medication could prevent or reduce the need for BPH surgery.

DPI-289

DPI-289, also a small molecule, has been developed to treat patients suffering from severe Parkinson’s disease, or PD. Many of these patients will have been treated with a current leading treatment product called levodopa, or L-DOPA. Unfortunately, after a few years of treatment, the duration of effect is markedly curtailed (reduced “on-time”) and patients can exhibit severe abnormal movements called levodopa induced dyskinesia, or LID, which make it difficult or impossible to lead a normal life. Preclinical studies have demonstrated DPI-289’s ability to treat parkinsonian disability in rodent and non-human primate models to dramatically increase on-time without causing dyskinesia. Our initial goal with respect to this product candidate is to target patients late in their disease who require deep brain stimulation (DBS-brain surgery) to prevent such surgeries and also treat those patients who are not eligible for DBS. Given this target population, we plan to seek orphan drug status from the FDA and international regulatory agencies. Initially, assuming available funding and no unexpected developments, we intend to develop the compound as monotherapy, but we anticipate that future studies will examine its utility in PD patients as combination therapy with L-DOPA to increase “on-time” without increasing the debilitating side effect of dyskinesia.

We anticipate that the next step for this program, assuming adequate funding and no unexpected developments, will be to carry out IND-enabling toxicology studies to allow the filing of an Investigational New Drug Application, or IND, for the first in-person studies. If orphan drug status is conferred by the FDA or other international regulatory bodies, the cost and duration of the clinical development program may be significantly reduced, allowing for approval in an accelerated time frame.

Other

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

Going Concern and Management Plan

            The financial statements included elsewhere herein for the three and six months ended June 30, 2023, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of June 30, 2023, we had cash and cash equivalents of approximately $0.6 million, an accumulated deficit of approximately $322.1 million, and liabilities of approximately $16.2 million. We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

           Our management intends to attempt to secure additional required funding through equity or debt financing if available, seeking to enter into a partnership or other strategic agreement regarding, or sales or out-licensing of, our commercial products, product candidates or intellectual property assets or other assets including assets held for sale related to our former USC business, revenues relating to supply and sale of SYMJEPI and ZIMHI products and share of net profits received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of our products.  There can be no assurance that we will be successful in obtaining required funding. If we do not obtain required funding, our cash resources will be depleted in the near term and we would be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection, dissolution or liquidation, or other alternatives that could result in our stockholders losing some or all of their investment in us. We have implemented expense reduction measures including, without limitation, employee headcount reductions and the reduction or discontinuation of certain product development programs.

Results of Operations

Our consolidated results of operations are presented for the three- and six- months ended June 30, 2023 and 2022. Certain financial results (revenues and expenses) relating to the business formerly conducted by USC are reflected in Note 3, Discontinued Operations and Assets Held for Sale, of the notes to the condensed consolidated financial statements appearing elsewhere in this Report.  Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to the continuing operations of the company, which includes the operations of DMK from the date of acquisition.

Three Months Ended June 30, 2023 and 2022

Revenues. Revenues were approximately $7,000 and $40,000 for the three months ended June 30, 2023 and 2022, respectively.  Revenues for the three months ended June 30, 2023 and 2022, decreased $33,000 and consisted primarily of a decrease in deferred revenue recognized in the period relating to a milestone payment received from USWM in connection with entering into the USWM Agreement. There were no product revenues for SYMJEPI or ZIMHI during the three months ended June 30, 2023 due to continued sourcing issues with the syringes for SYMJEPI, and due to the lack of orders for ZIMHI from USWM resulting from increased ZIMHI orders in the first quarter of 2023. As of the date of this Report, the Company remains unable to manufacture SYMJEPI. While we are committed to returning SYMJEPI to the market, we will not do so until we are satisfied that sufficient corrective actions have been implemented to avoid a repeat of the circumstances which led to the voluntary recall.

Cost of Goods Sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory, assembly line depreciation and other related expenses. Cost of goods sold was approximately $361,000 and $689,000 for the three months ended June 30, 2023 and 2022, respectively. The gross loss for the three months ended June 30, 2023 was approximately $354,000 compared to approximately $649,000 for the three months ended June 30, 2022. Cost of goods sold for the second quarter of 2023 compared to the comparable period of 2022 decreased approximately $328,000 primarily due to a decrease in assembly line depreciation of approximately $308,000, and a decrease in defective and obsolete inventory of approximately $266,000, offset by an increase in maintenance fees of approximately $269,000 due to the lack of product production.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of consulting and employee compensation, professional fees which include legal, accounting and audit fees, and fixed assets depreciation and amortization expenses. SG&A expenses for the three months ended June 30, 2023 and 2022 were approximately $4,033,000 and $4,206,000, respectively. The decrease in SG&A expenses of approximately $173,000 was primarily due to a decrease in legal and patent expenses of approximately $207,000, and a decrease in compensation expenses of approximately $627,000 as there were no employment separation payments made in the second quarter of 2023, offset primarily by an increase of approximately $372,000 related to outside services, an increase in consulting expenses of approximately $124,000, an increase in marketing and selling expenses of approximately $143,000, and an increase in miscellaneous expenses of approximately $77,000 (principally insurance and fixed assets depreciation).

Research and Development Expenses. Our research and development, or R&D, costs are expensed as incurred and include costs to conduct clinical trials, contract research costs, R&D consulting and R&D employee compensation and R&D supplies. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses were approximately $377,000 and $3,321,000 for the three months ended June 30, 2023 and 2022, respectively. The decrease of approximately $2,944,000 was primarily attributable to a decrease in costs of approximately $2,249,000 related to the Tempol product candidate clinical trial that was halted in the third quarter of fiscal year 2022 (primarily remaining close-out expenses in fiscal year 2023) and a decrease of approximately $853,000 related to compensation expenses resulting primarily from the reduction in workforce that occurred in 2022, offset by an increase of approximately $234,000 in development spending related to ZIMHI.

Acquired In-Process Research & Development (IPR&D). We elected to expense the fair value of the Acquired IPR&D from the DMK Merger due to its early stage and it having no alternative use. Acquired IPR&D was approximately $6,540,000 and $0, for the three months ended June 30, 2023 and 2022, respectively.  There was no asset acquisition completed in the prior year comparable period.

Other Income or Expense. Other Income or Expense consists primarily of interest income, interest expense, penalty fees, changes to the fair value of warrant liabilities, and other miscellaneous transactions. Other income was approximately $4,301,000, for the three months ended June 30, 2023, compared to other expense of approximately $160,000, for the three months ended June 30, 2022. The change of approximately $4,461,000 to other income was primarily due to the decrease in the fair value of warrants of approximately $3,883,000 resulting in a gain and an increase in other income of approximately $463,000 due to additional Employee Retention Credit received and recorded as gain (other income) in the second quarter of 2023, compared to approximately $500,000 of insurance proceeds received related to a legal matter, approximately $758,000 loss on Fagron variable consideration and approximately $63,000 contingent liability loss recorded in the second quarter of 2022.

Loss from Discontinued Operations. The Company recorded a net loss from discontinued operations, after taxes, of approximately $1,571,000 and $62,000 for the three months ended June 30, 2023 and 2022, respectively.  The increase in loss from discontinued operations of approximately $1,509,000 during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to the impairment charge taken on the USC land and building of approximately $1,512,000 during the second quarter of 2023 to reduce the carrying value of the property based on the net purchase price.

Six Months Ended June 30, 2023 and 2022

Revenues. Revenues were approximately $1,460,000 and $1,194,000 for the six months ended June 30, 2023 and 2022, respectively. The increase of approximately $266,000 was primarily attributable to an increase in revenues relating to sales of ZIMHI of approximately $300,000, offset by a decrease in deferred revenue recognition related to a milestone payment during the current period, compared to the same period in the prior year. There were no revenues relating to SYMJEPI during the first six months of 2023, due to the manufacturing hold and the voluntary product recall, which was lifted in February 2023, and to continued sourcing issues continue regarding the syringes for SYMJEPI. As of the date of this Report, the Company remains unable to manufacture SYMJEPI. While we are committed to returning SYMJEPI to the market, we will not do so until we are satisfied that sufficient corrective actions have been implemented to avoid a repeat of the circumstances which led to the voluntary recall.

Cost of Goods Sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory, assembly line depreciation and other related expenses. Cost of goods sold was approximately $2,149,000 and $2,153,000 for the six-months ended June 30, 2023 and 2022, respectively. The gross loss for the six-months ended June 30, 2023 was approximately $690,000 compared to approximately $958,000 for the six-months ended June 30, 2022. Cost of goods sold for the six months ended June 30, 2023, compared to the comparable period of 2022 decreased by approximately $4,000, primarily due to a decrease in assembly line depreciation of approximately $569,000 and a decrease in defective and obsolete inventory of approximately $226,000, offset by an increase of $266,000 in ZIMHI production costs compared to the same period in 2022 and an increase in maintenance fees of approximately $538,000 due to the lack of product production.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of consulting and employee compensation, professional fees which include legal, accounting and audit fees, and fixed assets depreciation and amortization. SG&A expenses for the six months ended June 30, 2023 and 2022 were approximately $8,815,000 and $7,589,000 respectively. The increase in SG&A expenses of approximately $1,226,000 was primarily attributable to the following increases of approximately $1,009,000 for outside services related to the merger, approximately $751,000 related to legal expenses, approximately $268,000 related to consulting, approximately $172,000 related to selling and marketing expenses, approximately $108,000 related to insurance and depreciation and $195,000 in miscellaneous expenses (principally accounting and finance related spending), offset by a decrease in compensation expense of approximately $1,234,000 as there were no employment separation costs incurred in the comparable period of 2023 and approximately $45,000 of patent, taxes and other miscellaneous expenses

Research and Development Expenses. Our research and development, or R&D, costs are expensed as incurred and include costs to conduct clinical trials, contract research costs, R&D consulting and R&D employee compensation and R&D supplies. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses were approximately $1,687,000 and $7,542,000 for the six months ended June 30, 2023 and 2022, respectively. The decrease of approximately $5,855,000 was primarily attributable to a decrease in development spending on the Tempol product candidate in which the related clinical trial was halted in the third quarter of 2022 of approximately $3,935,000, a decrease in other development spending of approximately $406,000 on other product candidates and a decrease in compensation expenses for research and development employees of approximately $1,519,000 primarily due to the reduction in work force.

Acquired In-Process Research & Development (IPR&D). We elected to expense the fair value of the Acquired IPR&D from the DMK Merger due to its early stage and it having no alternative use. Acquired IPR&D was approximately $6,540,000 and $0, for the six months ended June 30, 2023 and 2022, respectively.  There was no asset acquisition completed in the prior year comparable period.

Other Income or Expense. Other Income or Expense consists primarily of interest income, interest expense, changes to the fair value of warrant liabilities, and other transactions. Other income for the six months ended June 30, 2023 was approximately $1,714,000 and other expense was approximately $2,436,000 for the six months ended June 30, 2022. The increase in other income during the six months ended June 30, 2023, compared to the same period in 2022, was of approximately $4,150,000 was primarily attributable to due to the change in the fair value of warrants of approximately $3,886,000 resulting in a gain and an increase in other income of approximately $463,000 due to additional Employee Retention Credit received and recorded as gain (other income) in the second quarter of 2023, offset by approximately $2,476,000 in loss related to the excess of the fair value of the March 2023 warrants over the proceeds received from that transaction, by approximately $53,000 recorded as contingent loss liability related to the USC lease and approximately $137,000 in interest expense. Additionally, for the six months period in 2023, no loss on Fagron variable consideration of approximately $1,198,000 was recorded, no insurance proceeds related to a legal matter of approximately $500,000 was received and no contingent accrual loss related to the PPP2 loan was of approximately $1,787,000 was recorded, as was in the comparable period in 2022.

Loss from Discontinued Operations. The company recorded a net loss from discontinued operations of approximately $1,499,000 and $227,000 for the six months ended June 30, 2023, and 2022, respectively.  The increase in loss from discontinued operations of approximately $1,272,000 during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily resulted from the impairment charge taken on the USC land and building of approximately $1,512,000 during the second quarter of 2023 to reduce the carrying value of the property to the anticipated sales price less commissions, offset by the gain on disposal of other assets held for sale in the current period of approximately $68,000 and the decrease of approximately $201,000 in SG&A expenses as the Company continues the winding down of USC's former business operations.

Liquidity and Capital Resources

We have incurred net losses from our continuing and discontinued operations of approximately $17.5 million and $18.8 million for the six months ended June 30, 2023 and 2022, respectively. Since inception, and through June 30, 2023, we have an accumulated deficit of approximately $322.1 million. Since inception and through June 30, 2023, we have financed operations principally through public and private issuances of common stock, preferred stock and warrants and through debt financing. On July 25, 2023, we closed a transaction involving the sale of a building and real property located in Conway, Arkansas, formerly utilized by our discontinued USC compounding pharmacy business, as well as certain related personal property equipment and assets and intellectual property, to an unaffiliated third-party purchaser ("Purchaser"), for total aggregate net proceeds of approximately $1.8 million. In addition, on August 4, 2023, we completed an offering of 4,800,000 shares of our common stock, 1,130,000 prefunded warrants and common stock purchase warrants to purchase up to 5,930,000 shares of our common stock and received net proceeds of approximately $7.0 million. However, we will need additional funding in the future to satisfy our existing and future obligations and liabilities and working capital needs, to support commercialization of our products and conduct clinical and regulatory work to develop our product candidates, to begin building working capital reserves, and for other purposes. We intend to seek to finance future cash needs primarily through proceeds from equity or debt financings, loans, share of profits anticipated to be received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners.

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

As of June 30, 2023, we had cash and cash equivalents of approximately $0.6 million. Total assets were approximately $4.7 million and $10.9 million as of June 30, 2023 and December 31, 2022 respectively.  Current liabilities exceeded current assets by approximately $11.6 million as of June 30, 2023.

Net cash used in operating activities for the six months ended June 30, 2023 and 2022, was approximately $4.1 million and $16.9 million, respectively. Net cash used in operating activities decreased approximately $12.8 million due primarily to the change in working capital of $6.7 million.

              Net cash provided by investing activities for the six months ended June 30, 2023 and 2022, was approximately $1.0 million and $2.5 million, respectively. Net cash provided by investing activities decreased by approximately $1.5 million primarily due to the proceeds of approximately $0.8 million related to the sale of certain fixed assets in the first quarter of 2023, were less than the proceeds received from the sale of USC assets to Fagron in the first half of 2022.

Net cash provided by financing activities was $2.7 million and approximately $0 for the six months ended June 30, 2023 and 2022, respectively. Net cash provided by financing activities increased by approximately $2.7 million due to the gross proceeds of approximately $3.0 million from the March 2023 Offering, net of issuance costs of $0.3 million. No financing transaction occurred during the first half of 2022.

As noted above under the heading “Going Concern and Management Plan,” through June 30, 2023, we have incurred substantial losses.  We will be required to devote significant cash resources to support our intended development programs and sustain operations and activities.  The availability of any required additional funding cannot be assured.  In addition, an adverse outcome in legal or regulatory proceedings in which we are or in the future could be involved could adversely affect our liquidity and financial position.  See Note 10 of the notes to our consolidated financial statements included elsewhere herein.  If in the future we are not able to obtain additional required equity or debt funding, our cash resources could be depleted, and we could be required to suspend operations or seek bankruptcy protection.  No assurance can be given as to the timing or ultimate success of obtaining future funding.  Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional pharmaceutical products and begin to realize revenues from sales of such additional products. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. In addition, there can be no assurance that deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.  In addition, as disclosed elsewhere in this Report, on May 11, 2021, both the USAO and the SEC have initiated investigations of the company relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. We have received additional requests for production of documents from the SEC and the USAO and continue to engage in communications with the SEC and the USAO regarding their investigations. We or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas. There can be no assurance that any resolution of these matters and investigations with the USAO or SEC will not have a material and adverse effect on the company. The foregoing matters could subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, payments, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and materially and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results.   The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

Material Cash Requirements

           Based on our current and anticipated level of operations, we do not believe that our cash and cash equivalents together with anticipated revenues from operations and cash inflows from other sources and amounts that we expect to receive as a result of our sales of assets relating to our former USC business, will be sufficient to meet our anticipated operating expenses, capital expenditures and obligations for at least 12 months from the date of this Report. Even giving effect to our sale of the building and real property in Conway, Arkansas, for total aggregate estimated net proceeds of approximately $1.8 million and the estimated net proceeds of approximately $7.0 million from our equity offering completed in August 2023, we will require additional funding in the near term to satisfy our substantial accounts payable balance and sustain operations. We will seek to raise additional funds or seek funding from a variety of sources including proceeds from equity or debt financings if available, loans, revenues relating to sales of our SYMJEPI product (after relaunch) and our ZIMHI product, sales or out-licensing of intellectual property assets or other assets, products, product candidates or technologies. Additional required capital may not be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders. If we do not receive required funding and are not able to engage in a merger, sale or other strategic transaction, we would likely be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection. As of June 30, 2023, we had an operating lease for office space for our offices in San Diego, California, with a remaining term expiring in November 2023. Monthly rent through the remaining term of the lease is approximately $32,000 per month. We also have a lease agreement for space located in Conway, Arkansas, relating to the compounding pharmaceutical products business formerly conducted by our USC subsidiary, with a current term expiring December 31, 2023. With the sale of assets relating our former USC business and the winding down and discontinuance of that business, the company does not need the leased property. Monthly rent for the remaining term of this lease is approximately $14,000 per month. The company is exploring alternatives with respect to termination of the lease or sub-lease of the property. The company has recorded a contingent lease loss liability of $53,000 related to repairs undertaken at this property, which represents the minimum amount of repairs that the company could be held responsible for reimbursement to the landlord.  See Note 13 of the notes to the consolidated financial statements included elsewhere herein for additional information about the contingent lease loss liability.

           We have entered into arrangements with clinical sites and clinical research organizations, or CROs, for the conduct of our clinical trials. We make payments to these clinical sites and CROs based in part on the number of eligible patients enrolled, the length of their participation in the clinical trials and activities undertaken by the clinical sites and CROs. At this time, the close-out of the Phase 2/3 clinical trial relating to Tempol was substantially completed in December 2022, and we are in the process of completing the final reconciliation of costs related to the Tempol clinical trial. In addition, we have entered into agreements and arrangements with third parties for the manufacture and supply of clinical and commercial materials and drug products, including for our SYMJEPI and ZIMHI products and our halted clinical trial for our Tempol product candidate. In some of our agreements with manufacturers, we have a production threshold commitment where we would be required to pay for maintenance fees if we do not meet certain periodic purchase order minimums or we have firm purchase commitments we would be liable for. Maintenance fees for the three months ended June 30, 2023 and 2022 were approximately $536,000 and $0, respectively. There were no firm purchase commitments for the three or six months ended June 30, 2023 and 2022. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. We intend to use our current financial resources to fund our obligations under these commitments. As disclosed elsewhere in this Report, on March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level, due to the potential clogging of the needle preventing the dispensing of epinephrine. USWM is handling the recall process for the company, with company oversight. SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. The ultimate costs of the recall and the allocation of costs of the recall, including the costs to us resulting from the recall, are unknown as of the date of this Report; however, the FDA has notified us that the FDA considers the voluntary recall terminated. Additionally, the recall could cause the company to suffer reputational harm, depending on the resolution of matters relating to the recall could result in the company incurring additional financial costs and expenses which could be material, has adversely affected and could continue to adversely affect the supply of SYMJEPI products until manufacturing is resumed, and depending on the resolution of matters relating to the recall could have a material adverse effect on our business, financial condition, and results of operations.

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

Critical accounting estimates related to the DMK Merger are as follows:

We determined that the acquired group, DMK, is a variable interest entity, or VIE, as DMK’s total equity at risk is not sufficient to permit DMK to finance its activities without additional subordinated financial support. Additionally, DMK did not constitute a business because substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset (DP-125). In accordance with accounting guidance, the consolidation of DMK (the VIE) is considered an asset acquisition. Additionally, we determined that we were the primary beneficiary and legal acquirer. Based on applicable accounting guidance, we were required to record DMK’s assets and liabilities at fair value. At acquisition date, we elected to expense the purchase consideration allocated to the early-stage acquired in-process research and development (acquired IPR&D) because there is no alternative future use related to the acquired IPR&D, and, as such, no further impairment assessments would be necessary for these assets. The Company incurred approximately $1.4 million of transaction costs were recorded within selling, general and administrative expenses on the condensed consolidated statement of operations.

The fair value of the acquired IPR&D was determined based upon the income approach using a multi period excess earnings model which included a forecast of the expected cash flows of DPI-125. The discount rate associated with this forecast was 27%.

The purchase price, or total consideration transferred, to acquire DMK in the Merger was comprised of the following:

Fair Value of Adamis Common Stock issued to DMK shareholders	$757,038
Fair Value of Adamis Series E Preferred issued to DMK shareholders	4,853,000
Fair Value of DMK options assumed and replaced by Adamis	415,809
DMK incurred Merger-related costs paid for by Adamis	492,456
Total Consideration Transferred	$6,518,303

            The fair value of the 302,815 shares of common stock issued in connection with the Merger was based on the closing price of our common stock on the date of acquisition multiplied by the number of common shares issued.

            The fair value of the 1,941.2 shares of Series E Preferred issued in connection with the Merger was based on the closing price of our commons stock on the date of acquisition multiplied by the number of common shares the Series E preferred stock is convertible into (1,941,200). The same fair value basis was utilized as our common stock for the Series E Preferred because the Series E Preferred have no preferences over common stock and the issuance of the Series E Preferred was merely a mechanism to consummate the Merger transaction.

            Pursuant to the Merger agreement, at the effective time, the outstanding DMK stock options to purchase shares of DMK common stock were assumed by us and became options to purchase a total of 231,490 shares of Adamis common stock, with proportionate adjustments to the exercise prices per share of such options based on the exchange ratio determined pursuant to the Merger Agreement. The assumed options continue to be governed by the terms of the DMK 2016 Stock Plan, which was assumed by us in connection with the closing of the Merger. The assumed options were fully vested and the replacement awards was treated as additional purchase price consideration paid by us.

            The fair value of the replacement awards is based primarily on inputs that are observable or can be corroborated by observable market data (such as our closing stock price and the published treasury par yield curves from the US Department of the Treasury). The estimated fair value of the replacement options of $415,809 was calculated using the Black Scholes Option Pricing Model. Key inputs at the date of closing, include expected volatility of 119.5% based on a 50/50 weighting of calculated volatility of our stock of approximately 107% (based on calculated volatility) and DMK's implied volatility of 132% (as per the financial statements DMK provided to us), our stock price on the date of closing of $2.50, expected dividend yield of 0.0%, expected term ranging from 2.3699 years to 4.3726 years and average risk-free interest rate (based on the published treasury par yield curves from the US Department of Treasury) of approximately 4.06%.

Recent Accounting Pronouncements

We periodically monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board for applicability to our operations. We do not expect the adoption of accounting pronouncements recently issued during the second quarter of calendar year 2023 to have a significant impact on our results of operations, financial position or cash flow.

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

            As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  Investigations

            On May 11, 2021, each of the Company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the Company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the Company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. The Company has also received requests from the Securities and Exchange Commission (“SEC”) that the Company voluntarily provide documents and information in connection with the SEC’s investigation relating to certain matters including matters arising from the subject matter of the subpoenas from the USAO. The Company has produced and will continue to produce and provide documents in response to the subpoenas and requests as needed. Additionally, on March 16, 2022, we were informed that the Civil Division of the USAO (“Civil Division”) is investigating the Company’s Second Draw PPP Loan application disclosed in previous reports. The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter. In June 2022, following the inquiry the Company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees. The Company intends to continue cooperating with the USAO and the SEC, and has continued to engage in communications with the SEC and USAO regarding their investigations. We have received additional requests for production of documents from the SEC and the USAO, have responded to those requests, could receive additional requests from the USAO, SEC, or other authorities, and continue to engage in communications with the SEC and the USAO regarding their investigations.  Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation. We are unable to predict the duration, scope, or final outcome of the investigations by the USAO, SEC, or other agencies; what, if any, proceedings the USAO, SEC, or other federal or state authorities may initiate; what penalties, payments, by the Company, remedies or remedial measures the USAO, SEC, or other federal or state authorities may seek or may require in order to resolve the investigations; what, if any, impact the foregoing matters may have on the Company’s business, financial condition, previously reported financial results, financial results included in this Report, or future financial results; or what proceedings the USAO, SEC, or other federal or state authorities may initiate if the foregoing matters are not resolved. However, in connection with resolution of these matters, we or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas, and to resolve the matters and investigations with the USAO and the SEC we may be required to pay material amounts in penalties or other payments, and to agree to other remedies or remedial measures. Payment of material amounts in connection with resolution of the foregoing matters would reduce the amount of financial resources that we have available to support our product development programs and commercialization activities and would adversely impact our development programs. Depending in part on the amount and timing of any payments that we may be required to make or other remedial measures that may be implemented in connection with resolution of these matters, a resolution of these matters with the USAO or SEC could have a material and adverse impact on the company. The foregoing matters have diverted and will likely continue to divert management’s attention, have caused the company to suffer reputational harm, have required and will continue to require the company to devote significant financial resources, could subject the company, one or more of its subsidiaries, or its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, penalties, payments, or financial remedies in amounts that would have a material adverse effect on our financial condition, or equitable remedies, and adversely affect the company’s business, previously reported financial results, financial results included or incorporated by reference herein, or future financial results.

              Nasdaq Compliance

              On December 28, 2022, the Company was notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon the Company’s non-compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) as of December 27, 2022, the Company’s common stock was subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel, and a hearing was held on February 16, 2023. On February 21, 2023, the Staff notified the Company that the Panel had granted the Company’s request for continued listing of the Company’s common stock on the Nasdaq Stock Market and an extension until June 26, 2023 (the “Compliance Period”) to regain compliance with the continued listing requirements for The Nasdaq Capital Market, including the minimum $ 1.00 bid price requirement of Nasdaq Listing Rule 5500(a)(2) (the “Rule”). We effected the Reverse Stock Split on May 22, 2023. On June 21, 2023, we received a communication from Nasdaq indicating that we demonstrated compliance with the requirements to remain listed on The Nasdaq Capital Market, as required by the Panel’s February 21, 2023, decision, and that pursuant to Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor for a period of one year from the date of the communication. If, within that one-year monitoring period, the Staff finds us again out of compliance with the Rule, notwithstanding Rule 5810(c)(2) we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3), and the Staff will instead issue a delist determination letter and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. At any such hearing, we will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C).  There can be no assurance that any such Panel or Hearing Panel would grant us additional time to regain compliance.

On April 12, 2023, we received a notice (the “Notice”) from the Staff of Nasdaq, notifying us that for the last 30 consecutive business days, our minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our common stock on the Nasdaq Capital Market. Consequently, a deficiency exists with regard to the Nasdaq listing rules. In accordance with the listing rules, we will have 180 days, or until October 9, 2023, to either regain compliance with the Market Value Standard, or satisfy another listing criteria such as having a minimum shareholder equity of $2.5 million. To regain compliance with the Market Value Standard, the MVLS for our common stock must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If we regain compliance with an applicable listing standard, we anticipate that the Nasdaq Staff will provide us with written confirmation and will close the matter. If we do not regain compliance with the applicable listing standard by October 9, 2023, Nasdaq will provide notice that our securities are subject to delisting from the Nasdaq Capital Market. In the event of such notification, the Nasdaq rules permit us an opportunity to appeal Nasdaq’s determination and request a hearing before a Hearing Panel. We intend to monitor both the MVLS and our shareholder equity between now and October 9, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS rule. However, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq listing criteria in the future.

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

Supplemental Proxy Disclosures

On April 11, 2023, a purported stockholder of Adamis filed a complaint against Adamis and each of its directors in the United States District Court for the Southern District of New York, captioned Lapin vs. Adamis Pharmaceuticals Corporation, Case No. 1:23-cv-03023 (the “Complaint”). The Complaint alleges that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, by causing a materially incomplete and misleading Preliminary Proxy Statement to be filed with the SEC. Specifically, the Complaint alleges that the Preliminary Proxy Statement contains materially incomplete and misleading information concerning the sales process, financial projections prepared by Adamis management, as well as the financial analysis conducted by Raymond James & Associates, Inc., Adamis’ financial advisor. The Complaint seeks, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement or the filing of a definitive proxy statement with the SEC or causing a definitive proxy statement to be disseminated to Adamis’ stockholders unless and until the material information described in the Complaint is included in the definitive proxy statement or otherwise disseminated to Adamis’ stockholders, and (ii) in the event that the Merger transaction is consummated without the alleged material omissions referenced in the Complaint being remedied, damages and costs and disbursements of the action including reasonable plaintiff’s attorneys’ and experts’ fees and expenses. On July 6, 2023, the plaintiff filed a notice of voluntary dismissal, dismissing the claims in the complaint without prejudice, which was entered by the court on July 7, 2023.

In addition, the Company has received additional demand letters from counsel (the “Demand Letters”), each representing a purported stockholder of the Company, asserting that the Preliminary Proxy Statement and/or Proxy Statement was deficient and demanding that the alleged deficiencies be rectified. The Demand Letters allege, among other matters, that the Proxy Statements contain materially incomplete and misleading information concerning the sales process, financial projections prepared by the Company's management, and the financial analysis conducted by Raymond James & Associates, Inc. In addition, each purported shareholder has reserved his or her rights, including the right to alter or amend the demands at any time, and/or seek monetary damages following the consummation of the Merger.

The Company believes that the allegations in the Complaint and the Demand Letters are without merit and that the disclosures set forth in the Proxy Statement comply fully with applicable law. However, in order to moot the unmeritorious claims, avoid nuisance and possible expense and delay, and to provide additional information to our shareholders, the Company provided a voluntary supplement to the Proxy Statement with the supplemental disclosures filed with the SEC on May 5, 2023. Nothing in the Supplemental Disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth in the Supplemental Disclosures. To the contrary, the Company specifically denies all allegations that any additional disclosure was or is required. Nevertheless, resolution of these matters may involve payments by the Company to the parties submitting the Demand Letters or other claims.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain substantive changes to the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.  Our business, financial condition, results of operations and future prospects could be materially and adversely affected by these risks if any of them actually occurs.  In these circumstances, the market price of our common stock would likely decline.  The risks and uncertainties described below are not the only ones we face.  Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business.

Risks Related to Our Financial Condition

* There is substantial doubt about our ability to continue as a going concern, which may hinder out ability to obtain further financing.

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022 and the condensed consolidated financial statements included in this Report, we have sustained substantial recurring losses from operations. In addition, we have used, rather than provided, cash in our continuing operations. As of June 30, 2023, we had cash and equivalents of approximately $0.6 million. The above conditions raise substantial doubt about our ability to continue as a going concern within one year after such date. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to successfully develop and commercialize products, the market acceptance and success of our products and our ability to obtain additional required funding in the near term and thereafter. If we cannot continue as a viable entity, we might be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection, and our stockholders would likely lose most or all of their investment in us.

Our ability to obtain required financing will be subject to a number of factors, including without limitation market conditions, our capitalization, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or attempt to obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

* We have incurred losses since our inception, and we anticipate that we will continue to incur losses. We may never achieve or sustain profitability.

We incurred significant net losses for the six months ended June 30, 2023. We expect that these losses will continue as we continue our research and development activities, support commercialization of our approved products, and continue to conduct our business. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products. There can be no assurance that we will be able to generate sufficient revenue and amounts payable to us under our commercialization agreement relating to our SYMJEPI and ZIMHI products or other commercialization agreements that we may enter into to become profitable at all or on a sustained basis. We expect to have quarter-to-quarter fluctuations in revenue and expenses, some of which could be significant. If our products do not achieve market acceptance, we may never become profitable. As we commercialize and market products, we may incur expenses for product marketing and brand awareness and conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, could result in substantial operating losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

* We will require additional funding to continue as a going concern.

Our continued operations and the development of our business will require additional capital. Based on our current and anticipated level of operations, we do not believe that our cash, cash equivalents and short-term investments, together with anticipated revenues from operations and amounts that we have received or expect to receive as a result of our sales of assets relating to our former U.S. Compounding, Inc. business or from other sources, will be sufficient to meet our anticipated operating expenses, liabilities and obligations for at least 12 months from the date of this Report. We will require additional funds to sustain operations, satisfy our obligations and liabilities, fund our ongoing operations, or for other purposes. There are no assurances that required funding will be available at all or will be available in sufficient amounts or on reasonable terms. In addition to product revenues, we have historically relied upon sales of our equity or debt securities to fund our operations. We currently have no available balance in our credit facility or committed sources of capital, and a number of factors may limit or prevent our current ability to access capital markets to obtain any required equity or debt funding. Delays in obtaining, or the inability to obtain, required funding from revenues relating to sales of our commercial products, debt or equity financings, sales of assets, sales or out-licenses of intellectual property assets, products, product candidates or technologies, or other transactions or sources, would materially and adversely affect our ability to satisfy our current and future liabilities and obligations, and would materially and adversely affect our ability to continue operations.

Our ability to obtain required debt or equity financing or funds from other transactions will be subject to a number of factors, including without limitation market conditions, our capitalization, our operating performance and investor sentiment. The terms of any such funding, or the terms of any strategic transaction that we might enter into, could result in significant dilution to our stockholders. If we are unable to raise additional funds when required or on acceptable terms, we may have to significantly restrict our operations or seek to obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, we could be required to seek dissolution and liquidation, bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

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

* We have received grand jury subpoenas issued in connection with a criminal investigation and are subject to other investigations and legal proceedings.

As we have previously disclosed, on May 11, 2021, each of the company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. The company has also received requests from the SEC that the company voluntarily provide documents and information in connection with the SEC’s investigation relating to certain matters including matters arising from the subject matter of the subpoenas from the USAO. The company has produced and will continue to produce and provide documents in response to the subpoenas and requests. The company intends to continue cooperating with the USAO and the SEC, and has continued to engage in communications with the SEC and USAO regarding their investigations. We could receive additional requests from the USAO, SEC, or other authorities, which may require further investigation, and additional issues or facts could arise or be determined, which could expand the scope, duration or outcome of the investigation. We are unable to predict the duration, scope, or final outcome of the investigations by the USAO, SEC, or other agencies or what proceedings the USAO, SEC, or other federal or state authorities may initiate if the foregoing matters are not resolved. However, in connection with resolution of these matters, we or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas, and to resolve the matters and investigations with the USAO and the SEC we may be required to pay material amounts in penalties or other payments, and to agree to other remedies or remedial measures. Payment of material amounts in connection with resolution of the foregoing matters would reduce the amount of financial resources that we have available to support our product development programs and commercialization activities and would adversely impact our development programs. Depending in part on the amount and timing of any payments that we may be required to make or other remedial measures that may be implemented in connection with resolution of these matters, a resolution of these matters with the USAO or SEC could have a material and adverse impact on the company. The foregoing matters have diverted and will likely continue to divert management’s attention, have caused the company to suffer reputational harm, have required and will continue to require the company to devote significant financial resources, could subject the company, one or more of its subsidiaries, or its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, penalties, payments, or financial remedies in amounts that would have a material adverse effect on our financial condition, or equitable remedies, and adversely affect the company’s business, previously reported financial results, financial results included or incorporated by reference herein, or future financial results.

On June 8, 2021, Jerald Hammann filed a complaint against the Company and each of its directors in the Court of Chancery of the State of Delaware, captioned Jerald Hammann v. Adamis Pharmaceuticals Corporation et al., C.A. No. 2021-0506-PAF (the “Complaint”), seeking injunctive and declaratory relief. The Complaint alleges, among other things, that the defendants (i) violated Rule 14a-5(f) and 14a-9(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s 2021 annual meeting of stockholders—which was subsequently held on July 16, 2021 (the “2021 annual meeting”)—and disseminated false and misleading information in the Company’s proxy materials relating to the 2021 annual meeting, (ii) violated certain provisions of the Company’s bylaws relating to the 2021 annual meeting, (iii) violated section 220 of the Delaware General Corporation Law (“DGCL”) in connection with a request for inspection of books and records submitted by the plaintiff, and (iv) breached their fiduciary duties of disclosure and loyalty, including relating to establishing and disclosing the date of the Company’s 2021 annual meeting and to the Company’s determination that a solicitation notice delivered to the Company by plaintiff was not timely and was otherwise deficient. On April 4, 2022, the plaintiff filed a motion to amend the Complaint. The proposed amended Complaint added additional allegations relating to the manner in which the defendants established and disclosed the date of the Company’s 2021 annual meeting of stockholders and to statements the defendants made about the plaintiff to the Company’s stockholders. On April 28, 2022, the Court granted the motion. The plaintiff has also filed various motions with the Court, which have been resolved. The Company has filed a motion for summary judgment with respect to one of the counts in the Complaint and a motion to dismiss certain other counts of the plaintiff’s amended Complaint. On March 13, 2023, the Court denied the Company’s motion for summary judgment. Trial on the merits of the plaintiff’s claims was held on March 16, 2023, and the case is under consideration by the Court. The Company believes the claims in the plaintiff’s complaint are without merit. However, an adverse outcome in the proceeding could have a material and adverse effect on the Company’s business, financial condition and results of operations. On January 20 and March 27, 2023, the plaintiff filed motions for sanctions against the defendants, asserting among other things that the alleged conduct that the plaintiff argues supports his case on the merits is sanctionable.  These motions are pending before the Court.  The Company believes the claims in the plaintiff’s motions are without merit and intends to vigorously dispute them.

* Our PPP loans may be audited or reviewed by federal or state regulatory authorities.

We applied for and obtained loan funding under the PPP pursuant to an initial PPP loan and PPP note, the balance of which has been forgiven, and under the Second Draw PPP Loan and PPP2 Note in the principal amount of $1,765,495, the balance of which was initially forgiven. However, in connection with an investigation by the Civil Division, in June 2022 we paid a total of $1,787,417 in repayment of our Second Draw PPP Loan principal and related interest and fees. Our PPP loans and applications for forgiveness of loan amounts remain subject to future review and audit by SBA for compliance with program requirements set forth in the PPP Interim Final Rules and in the Borrower Application Form, including without limitation the required economic necessity certification by the company that was part of the PPP loan application process. Accordingly, the company is subject to audit or review by federal or state regulatory authorities as a result of applying for and obtaining the PPP Loan or obtaining forgiveness of that loan. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return or repay the full amount of the applicable loan and could be subject to additional fines or penalties, which could reduce our liquidity and adversely affect our business, financial condition and results of operations.

* Certain of our securities issued in prior offerings include a right to receive the Black-Scholes value of the unexercised portion of those securities in the event of a fundamental transaction, which payment could be significant.

Most of our outstanding warrants to purchase shares of common stock issued by us in prior offerings provide that, in the event of a “fundamental transaction” that is approved by our board of directors, including, among other things, a merger or consolidation of our company, sale of all or substantially all of our assets or a sale of a certain percentage of our common stock, the holders of such warrants have the option to require us to pay to such holders an amount of cash equal to the Black-Scholes value of the warrants. Such amount could be significantly more than the warrant holders would otherwise receive if they were to exercise their warrants and receive the same consideration as the other holders of common stock, which in turn could reduce the consideration that holders of common stock would be concurrently entitled to receive in such fundamental transaction. Any payments we may be required to make to such holders under these provisions could also reduce the amount of net proceeds available to us from this offering. Additionally, any future equity financing that we conduct may require us to issue securities that have a similar feature.

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

* Business or economic disruptions or global health concerns, including the COVID-19 pandemic, could harm our business.

Business or economic disruptions or global health concerns, such as the COVID-19 pandemic, could adversely affect our business. The COVID-19 pandemic, which the World Health Organization announced in January 2020 was a global health emergency, spread throughout most of the world including the United States. The outbreak resulted in extended shutdowns of businesses in the United States and elsewhere and had ripple effects on businesses and activities around the world. The COVID-19 outbreak and continued spread of COVID-19, including the identification of novel strains of COVID-19, has affected and may continue to affect our operations, our customers and third parties on which we rely. In addition, we could experience delays in obtaining products or services from our third-party manufacturers or suppliers as a result of the impact of the COVID-19 pandemic or other similar outbreaks on such parties. The extent to which the COVID-19 pandemic will continue to impact our business is difficult to predict and subject to change. In addition, a severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making purchases or payments for our products. Any of the foregoing could harm our business. In addition, the COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, at various times, quarantines, shelter-in-place or work-from-home orders or policies, travel restrictions, social distancing and business shutdowns. The effects of any future governmental measures implemented to control the spread of the COVID-19 virus or other health emergencies could negatively impact productivity of our employees and disrupt our business activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and our ability to conduct business in the ordinary course.

We intend to rely on third parties to conduct any clinical trials that we may conduct in the future. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain, or may experience delays in obtaining, trial results or regulatory approval.

Like many companies our size, we do not have the ability to conduct preclinical or clinical studies for product candidates that we may in the future determine to develop without the assistance of third parties who conduct the studies on our behalf. These third parties are often toxicology facilities and clinical research organizations, or CROs, that have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as associated tasks connected with these studies. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions. In the past we have relied on third parties to conduct clinical trials of our product candidates and to use third party toxicology facilities and CROs for our pre-clinical and clinical studies, and if we undertake clinical trials for any product candidate that we may in the future develop we similarly intend to rely on such third parties. We may also rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of any clinical trials that we might undertake in the future. Our reliance on these third parties for development activities will reduce our control over these activities.  If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, we may be required to replace them, and our clinical trials may be extended, delayed or terminated.  Although we believe there are a number of third party contractors that we could engage to conduct or continue these activities, replacing a third party contractor may result in a delay of the affected trials.

 * If there are injuries or deaths associated with use of our products, or if there is a product recall affecting one or more of our products, we may be exposed to significant liabilities, or a prolonged failure to supply, one or more of our products, we may be exposed to significant liabilities.

The testing of human product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability and associated adverse publicity. The production, manufacturing, labeling of pharmaceutical products and compounded pharmaceutical preparations is inherently risky. We could be adversely affected if any of our products, or the formulations or other products previously sold by USC, prove to be, or are asserted to be, harmful to patients. There are a number of factors that could result in the injury or death of a patient who receives one of our products or one of the compounded formulations previously sold by USC, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, safety alert, or other proceedings or actions, relating to one or more of such products. On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes, due to the potential clogging of the needle preventing the dispensing of epinephrine. As of the date of this Report, the manufacturing of SYMJEPI is currently on hold.  There can be no assurance concerning the timing of resumption of manufacturing or resupplying USWM with product to enable a relaunch of SYMJEPI.  Under the terms of our commercial agreement with USWM, if after a prolonged period of time we are unable to resume the supply of SYMJEPI to USWM, USWM may elect to terminate the agreement and we may be required to make certain payments to USWM, which could be material. If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with our products, or one of the formulations or compounds previously sold by USC, we could become subject to product and professional liability lawsuits or other proceedings, including enforcement actions by state and federal authorities or other healthcare self-regulatory bodies or product liability claims or lawsuits. In addition, such matters could result in indemnification claims by third parties or claims relating to the product recall or associated expenses, including third parties that have purchased our SYMJEPI products or that may purchase our ZIMHI product, or to which we have sold certain assets of USC, including claims pursuant to our agreements with third parties. Any of the foregoing matters could result in a material adverse effect on our business, results of operations, financial condition and liquidity. Our consolidated financial statements for the year ended December 31, 2021, included in our 2021 Form 10-K, and our consolidated financial statements for the three months ended March 31, 2022, included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, included and reflected a reserve of approximately $2.0 million associated with the SYMJEPI recall. The recall may have an adverse effect on the amount or the timing of our revenues, and on our financial results and liquidity. In addition, current or future insurance coverage may prove insufficient to cover any liability claims brought against USC or us with respect to the SYMJEPI recall, products previously sold by USC, or other matters.

We are subject to the risk of clinical trial and product liability lawsuits.

The testing of human health care product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability and associated adverse publicity. We currently maintain liability insurance. However, such insurance policies are expensive, may not provide sufficient coverage, and may not be available in the future on acceptable terms, or at all. If we conduct additional clinical trials and introduce products into the United States market, the risk of adverse events will increase and our requirements for liability insurance coverage are likely to increase. We are subject to the risk that substantial liability claims from the testing or marketing of pharmaceutical products could be asserted against us in the future. There can be no assurance that we will be able to obtain or maintain insurance on acceptable terms, particularly in overseas locations, for clinical and commercial activities or that any insurance obtained will provide adequate protection against potential liabilities. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit our business.

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

We do not have commercial-scale manufacturing capability, and we lack commercial manufacturing experience. We will likely rely on third parties to manufacture and supply our commercial products and our product candidates for which we will be seeking FDA approval.

We do not own or operate manufacturing facilities for clinical or commercial production of pharmaceutical products and product candidates, we do not have any experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we expect to depend on third-party contract manufacturers for the foreseeable future. Any performance failure on the part of our contract manufacturers could delay clinical development, regulatory approval or commercialization of our current or future product candidates, or result in product recalls or shortages or manufacturing halts or delays, depriving us of potential product revenue and resulting in additional losses. Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales.  Additionally, we rely on third parties to supply the raw materials needed to manufacture our existing and potential products.  Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as the COVID-19 pandemic or other health emergencies, or natural disasters including earthquakes, typhoons, floods and fires, could adversely affect our supply chain. These risks and uncertainties are compounded by public health emergencies as was the case with the COVID-19 pandemic. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality.  Any unanticipated disruption to our manufacturers or suppliers could delay shipment of any of our products, increase our cost of goods sold and result in lost sales.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up initial production. These problems can include difficulties with production costs and yields, quality control (including stability of the product candidate and quality assurance testing), shortages of qualified personnel, and compliance with strictly enforced federal, state and foreign regulations. If our third-party contract manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations or under applicable regulations, our ability to provide product candidates to patients in our clinical trials or to provide commercial products would be jeopardized. If we file an application for marketing approval of the product and the FDA grants marketing approval, any delay or interruption in the supply of product could delay the commercial launch of the product or impair our ability to meet demand for the product. Difficulties in supplying products for clinical trials could increase the costs associated with our clinical trial programs and, depending upon the period of delay, require us to commence new trials or qualify new manufacturers at significant additional expense, possibly causing commercial delays or termination of the trials.

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

Regulatory authorities generally have substantial discretion in the approval process and may either refuse to accept an application, or may decide after review of an application that the data submitted is insufficient to allow approval of the proposed product, as we have experienced with previous Complete Response Letters that we have received from the FDA. If regulatory authorities do not accept or approve our applications, they may require that we conduct additional clinical, preclinical or manufacturing studies and submit that data before regulatory authorities will reconsider such application. We may need to expend substantial resources to conduct further studies to obtain data that regulatory authorities believe is sufficient. Depending on the extent of these studies, acceptance or approval of applications may be delayed by several years, or may require us to expend more resources than we may have available. It is also possible that additional studies may not suffice to make applications approvable. If any of these outcomes occur, we may be forced to abandon our applications for approval.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, into law, which sets forth meaningful changes to drug product reimbursement by Medicare. Among other actions, the IRA permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part D. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increase the cost of a covered Medicare Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.

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

* We are subject to a variety of federal, state and local laws and regulations relating to the general healthcare industry, which are subject to frequent change.

Participants in the healthcare industry, including the company and, before the discontinuance of its business, USC, are subject to a variety of federal, state, and local laws and regulations. Laws and regulations in the healthcare industry are extremely complex and, in many instances, industry participants do not have the benefit of significant regulatory or judicial interpretation. Such laws and regulations are subject to change and often are uncertain in their application. There can be no assurance that we will not be subject to scrutiny or challenge under one or more of these laws or regulations or that any such challenge would not be successful. Any such challenge, whether or not successful, could adversely affect our business, financial condition or results of operations.

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

Risks Related to Our Former Compounding Pharmacy Business

We discontinued our former compounding pharmacy business conducted by USC and have sold a substantial portion of the assets relating to that former business. We may incur significant costs in connection with the transfer or disposal of the remaining assets related to that former business.

As previously disclosed in our reports with the SEC and as disclosed elsewhere in this Report, we have sold and transferred certain assets relating to the human compounding pharmaceutical business of USC and have agreed to a variety of restrictive covenants preventing us from engaging in certain business and competitive activities relating to the human compounding pharmaceutical business. The remaining operations and business of USC have been wound down and terminated, and remaining assets relating to USC’s business have been sold or will be otherwise transferred or disposed of. Effective October 31, 2021, USC surrendered its Arkansas retail pharmacy permit and wholesaler/outsourcer permit and is no longer engaged in the human or veterinary compounding pharmaceutical business.

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

The market price of our common stock may fluctuate substantially. For example, from January 2022 to June 30, 2023, the market price of our common stock has fluctuated between $1.90 and $59.32, as adjusted by and giving effect to the Reverse Stock Split.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our common stock is currently listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, the minimum closing bid price requirement, or applicable market capitalization or shareholder equity requirements, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

On December 28, 2022, we were notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon our non-compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) as of December 27, 2022, our common stock was subject to delisting unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel, and a hearing was held on February 16, 2023. On February 21, 2023, the Staff notified us that the Panel has granted our request for continued listing of our common stock on the Nasdaq Capital Market and an extension until June 26, 2023 (the “Compliance Period”) to regain compliance with the continued listing requirements for The Nasdaq Capital Market, including the Rule. We effected the Reverse Stock Split on May 22, 2023. On June 21, 2023, we received a communication from Nasdaq indicating that we demonstrated compliance with the requirements to remain listed on The Nasdaq Capital Market, as required by the Panel’s February 21, 2023, decision, and that pursuant to Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor for a period of one year from the date of the communication. If, within that one-year monitoring period, the Staff finds us again out of compliance with the Rule, notwithstanding Rule 5810(c)(2) we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3), and the Staff will instead issue a delist determination letter and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. At any such hearing, we will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C).  There can be no assurance that any such Panel or Hearing Panel would grant us additional time to regain compliance.

On April 12, 2023, we received a notice (the “Notice”) from the Staff of Nasdaq, notifying us that for the last 30 consecutive business days, our minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our common stock on the Nasdaq Capital Market. Consequently, a deficiency exists with regard to the Nasdaq listing rules. In accordance with the listing rules, we will have 180 days, or until October 9, 2023, to either regain compliance with the Market Value Standard, or satisfy another listing criteria such as having a minimum shareholder equity of $2.5 million. To regain compliance with the Market Value Standard, the MVLS for our common stock must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If we regain compliance with an applicable listing standard, we anticipate that the Nasdaq Staff will provide us with written confirmation and will close the matter. If we do not regain compliance with the applicable listing standard by October 9, 2023, Nasdaq will provide notice that our securities are subject to delisting from the Nasdaq Capital Market. In the event of such notification, the Nasdaq rules permit us an opportunity to appeal Nasdaq’s determination and request a hearing before a Hearing Panel. We intend to monitor both the MVLS and our shareholder equity between now and October 9, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS rule. However, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq listing criteria in the future.

Our common stock could become subject to additional trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock. If our common stock became subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If our common stock was delisted from the NASDAQ Capital Market and began to trade on the OTCQB or other markets platform, such trading platforms are viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor could find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock. The OTCQB, the OTC Bulletin Board and Pink Sheets are viewed by most investors as a less desirable, and less liquid, marketplace.

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

As of June 30, 2023, we had 2,790,395 shares of common stock outstanding, substantially all of which we believe may be sold publicly, subject in some cases to volume and other limitations, provisions or limitations in registration rights agreements, or prospectus-delivery or other requirements relating to the effectiveness and use of registration statements registering the resale of such shares.

As of June 30, 2023, we had reserved for issuance 34,315 shares of our common stock issuable upon the exercise of outstanding stock options under our equity incentive plans at a weighted-average exercise price of $292.20 per share, we had outstanding restricted stock units covering 7,143 shares of common stock, and we had outstanding warrants to purchase 899,323 shares of common stock at a weighted-average exercise price of $26.22 per share. Subject to applicable vesting requirements, upon exercise of these options or warrants or issuance of shares following vesting of the restricted stock units, the underlying shares may be resold into the public market, subject in some cases to volume and other limitations or prospectus delivery requirements pursuant to registration statements registering the resale of such shares. In the case of outstanding options or warrants that have exercise prices that are below the market price of our common stock from time to time, or upon issuance of shares following vesting of restricted stock units, our stockholders would experience dilution upon the exercise of these options.

* Exercise of our outstanding warrants may result in dilution to our stockholders.

As of June 30, 2023, we had outstanding warrants, other than the warrants described in the next sentence, to purchase 840 shares of common stock, at a weighted average exercise price of $595.00 per share. As of June 30, 2023, 197,055 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $80.50 per share, that we issued in connection with our underwritten public offering of common stock and warrants in August 2019; 5,000 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $49.00 per share, that we issued in connection with our private placement of warrants in February 2020, and, 10,714 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $32.90 per share, that we issued in connection with the issuance of Series C Preferred Stock in July 2022. In connection with the March 2023 Offering 685,714 shares of our common stock were issuable (subject to certain beneficial ownership limitations) upon exercise of warrants, at an exercise price of $9.66 per share.

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

Our success will be dependent upon the efforts of our management team and staff, including Ebrahim Versi, our Chief Executive Officer. We currently do not have key person life insurance policies covering any of our executive officers or key employees. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the operation of our business. Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel. If we are unable to attract new employees and retain existing key employees, the development and commercialization of our product candidates could be delayed or negatively impacted. In addition, any staffing interruptions resulting from geopolitical actions, including war and terrorism, adverse public health.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM  6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed May 26, 2023)
3.2	Certificate of Amendment to Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed May 22, 2023)
4.1	Form of Common Stock Warrant. (Incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1 (File No. 333-273233 on July 13, 2023)
4.2	Form of Pre-Funded Warrant. (Incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 (File No. 333-273233 on July 13, 2023)
4.3	Form of Warrant Agency Agreement. (Incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 (File No. 333-273233 on July 13, 2023)
10.1	Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 3, 2023)
10.2	Placement Agency Agreement. (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed August 3, 2023)
10.3	Letter dated May 24, 2023, between the Company and David J. Marguglio. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 26, 2023) *
10.4	Offer letter dated May 24, 2023, between the Company and Ebrahim Versi, M.D., Ph.D. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed May 26, 2023) *
10.5	DMK 2016 Stock Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed May 26, 2023) *
10.6	Purchase and Sale Agreement.+/**** (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 24, 2023)
10.7	Sales Agreement. + (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed July 24, 2023)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by SEC.
*	Represents a compensatory plan or arrangement.
**	We have received confidentiality treatment for certain portions of this exhibit.
***	Certain marked information (indicated by "[***]" has been omitted as the registrant has determined it is both not material and is the type that the registrant customarily and actually treats as private or confidential.
****	Certain marked information has been omitted from this exhibit because it is both not material and would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAMIS PHARMACEUTICALS CORPORATION

Date: August 18, 2023	By:	/s/ Ebrahim Versi
Ebrahim Versi
Chief Executive Officer

Date: August 18, 2023	By:	/s/ David J. Marguglio
David J. Marguglio
Chief Financial Officer