Form 10-Q
period 2023-09-30
DMK PHARMACEUTICALS Corp
filed 2023-11-14
CIK 887247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36242

DMK PHARMACEUTICALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-0429727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11622 El Camino Real, Suite 100, San Diego, CA 92130

(Address of principal executive offices, including zip code)

(858) 997-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DMK	NASDAQ Capital Market

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

The number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, as of November 13, 2023, was 10,102,050.

DMK PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONTENTS OF QUARTERLY REPORT ON FORM 10-Q

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets at September 30, 2023 (Unaudited) and December 31, 2022	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2023 and 2022	4

	Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit (Unaudited) for the Three Months and Nine Months Ended September 30, 2023 and 2022	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 and 2022	6-7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	33

Item 4.	Controls and Procedures	33

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

Signatures		58

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

DMK PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6,663,921	$1,081,364
Restricted Cash	—	30,068
Accounts Receivable, net	—	1,054,058
Inventories	662,962	1,238,778
Prepaid Expenses and Other Current Assets	539,772	1,914,966
Current Assets of Discontinued Operations	5,406	3,952,916
Total Current Assets	7,872,061	9,272,150
LONG TERM ASSETS
Fixed Assets, net	1,075,676	1,288,894
Right-of-Use Assets	—	317,622
Other Non-Current Assets	9,674	52,174
Total Assets	$8,957,411	$10,930,840
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$9,973,413	$7,937,493
Deferred Revenue, current portion (including $145,000 and $0 associated with variable interest entity at September 30, 2023 and December 31, 2022, respectively)	172,779	27,779
Accrued Other Expenses	2,323,738	1,510,053
Product Recall Liability	—	305,806
Lease Liabilities, current portion	63,209	342,562
Current Liabilities of Discontinued Operations	929,328	1,272,173
Total Current Liabilities	13,462,467	11,395,866

LONG TERM LIABILITIES
Deferred Revenue, net of current portion	157,413	178,247
Warrant Liabilities, at fair value	302,170	7,492
Total Liabilities	13,922,050	11,581,605

COMMITMENTS AND CONTINGENCIES (Note 13)
MEZZANINE EQUITY
Convertible Preferred Stock - Par Value $0.0001; 10,000,000 Shares Authorized: Series C Preferred Stock 3,000 Shares Authorized, liquidation preference $110 per share; 3,000 Issued and Outstanding at September 30, 2023 and December 31, 2022, respectively.	330,000	157,303

STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock - Par Value $0.0001; 10,000,000 Shares Authorized; Series E Preferred Stock 1,941.2 Shares Authorized, 1,212 Issued and Outstanding at September 30, 2023 and no Shares Authorized, Issued and Outstanding at December 31, 2022	—	—
Common Stock - Par Value $0.0001; 200,000,000 Shares Authorized; 10,102,050 and 2,150,051 Issued, 10,094,580 and 2,142,581 Outstanding at September 30, 2023 and December 31, 2022, respectively.	1,010	215
Additional Paid-in Capital	318,178,762	303,761,053
Accumulated Deficit	(323,469,161)	(304,564,086)
Treasury Stock - 7,470 Shares, at cost	(5,250)	(5,250)
Total Stockholders’ Deficit	(5,294,639)	(808,068)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$8,957,411	$10,930,840

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMK PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$9,062	$1,505,683	$1,469,007	$2,605,396
Costs of goods sold	338,488	1,647,585	2,487,948	3,705,697
Gross Loss	(329,426)	(141,902)	(1,018,941)	(1,100,301)

OPERATING EXPENSES
Selling, General and Administrative	2,517,161	2,508,176	11,332,333	10,096,807
Research and Development	418,518	1,977,939	2,106,004	9,520,118
Acquired In-Process Research and Development (IPR&D)	—	—	6,539,675	—
Loss from Operations	(3,265,105)	(4,628,017)	(20,996,953)	(20,717,226)
OTHER INCOME (EXPENSE)
Interest Income	13,835	19,699	14,549	40,021
Interest Expense	(29,465)	—	(135,808)	—
Other Income (Expense)	773,764	278,419	1,183,781	(419,413)
Loss on PPP2 loan	—	—	—	(1,787,417)
Excess of March 2023 Warrant Fair Value over Offering Proceeds	—	—	(2,476,109)	—
Change in Fair Value of Warrants	770,723	58,690	4,656,292	87,618
Total Other Income (Expense), net	1,528,857	356,808	3,242,705	(2,079,191)
Net Loss from Continuing Operations	(1,736,248)	(4,271,209)	(17,754,248)	(22,796,417)
DISCONTINUED OPERATIONS
Net Income(Loss) from Discontinued Operations	348,202	(127,692)	(1,150,827)	(354,320)
Net Loss Applicable to Common Stock	$(1,388,046)	$(4,398,901)	$(18,905,075)	$(23,150,737)

Basic and Diluted Loss Per Share:
Continuing Operations	$(0.25)	$(1.99)	$(4.53)	$(10.65)

Discontinued Operations	$0.05	$(0.06)	$(0.29)	$(0.17)
Basic and Diluted Loss Per share	$(0.20)	$(2.05)	$(4.82)	$(10.82)

Basic and Diluted Weighted Average Shares Outstanding	7,065,673	2,142,618	3,957,733	2,140,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMK PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

For the Three Months Ended September 30, 2023	(Mezzanine Equity) Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit Total
Balance June 30, 2023	3,000	$330,00	1,941.2	$—	2,797,865	$280	$310,260,759	7,470	$(5,250)	$(322,081,115)	$(11,825,326)
Issuance of Common Stock and Warrants in August 2023 Financing, net of issuance costs of $912,751	—	—	—	—	4,800,000	480	7,092,156	—	—	—	7,092,636
Conversion of Series E Preferred Stock into Common Stock	—	—	(729.2)	—	729,200	73	(73)	—	—	—	—
Issuance of Common Stock upon exercise of Prefunded Warrants	—	—	—	—	1,129,985	113	(73)	—	—	—	40
Issuance of Common Stock upon exercise of Common Stock Warrants	—	—	—	—	645,000	64	870,686	—	—	—	870,750
Share Based Compensation	—	—			—	—	(44,693)				(44,693)
Net Loss	—	—	—	—	—	—	—	—	—	(1,388,046)	(1,388,046)
Balance September 30, 2023	3,000	$330,000	1,212.0	$—	10,102,050	$1,010	$318,178,762	7,470	$(5,250)	$(323,469,161)	$(5,294,639)

For the Nine Months Ended September 30, 2023
Balance December 31, 2022	3,000	$157,303	—	$—	2,150,051	$215	$303,761,053	7,470	$(5,250)	$(304,564,086)	$(808,068)
March 2023 Offering	—	—	—	—	235,714	24	(24)	—	—	—	—
Accretion of Series C Preferred Stock	—	172,697	—	—	—	—	(172,697)	—	—	—	(172,697)
Issuance of Series E Preferred Stock pursuant to DMK Merger	—	—	1,941.2	—	—	—	4,853,000	—	—	—	4,853,000
Common Stock Issuance pursuant to DMK Merger	—	—	—	—	302,815	30	757,008	—	—	—	757,038
Assumption of DMK options pursuant to DMK Merger	—	—	—	—	—	—	415,809	—	—	—	415,809
Issuance of Common Stock and Warrants in the August 2023 Financing, net of issuance costs of $912,751	—	—	—	—	4,800,000	480	7,092,156	—	—	—	7,092,636
Issuance of Common Stock upon Exercise of Pre-funded Warrants	—	—	—	—	1,237,127	124	525,045	—	—	—	525,169
Issuance of Common Stock upon Exercise of Common Stock Warrants	—	—	—	—	645,000	64	870,686	—	—	—	870,750
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—	—	—	2,143	—	—	—	—	—	—
Conversion of Series E Preferred Stock into Common Stock	—	—	(729.2)	—	729,200	73	(73)	—	—	—	—
Stock Based Compensation	—	—	—	—			76,799	—	—	—	76,799
Net Loss	—	—	—	—			—	—	—	(18,905,075)	(18,905,075)
Balance September 30, 2023	3,000	$330,000	1,212	$—	10,102,050	$1,010	$318,178,762	7,470	$(5,250)	$(323,469,161)	$(5,294,639)

For the Three Months Ended September 30, 2022
Balance June 30, 2022	—	$—	—	$—	2,150,051	$215	$303,884,827	7,470	$(5,250)	$(296,837,649)	$7,042,143
Issuance of Series C Preferred Stock, net of issuance costs of $8,300	3,000	157,303	—	—	—	—	—	—	—	—	—
Issuance of 750,000 Warrants, pursuant to the Series C Preferred Stock issuance, net of issuance costs of $6,700	—	—	—	—			127,697	—	—	—	127,697
Stock Based Compensation							74,488	—	—	—	74,488
Net Loss	—	—	—	—			—	—	—	(4,398,901)	(4,398,901)
Balance September 30, 2022	3,000	$157,303	—	$—	2,150,051	$215	$304,087,012	7,470	$(5,250)	$(301,236,550)	$2,845,427

For the Nine Months Ended September 30, 2022
Balance December 31, 2021	—	$—	—	$—	2,144,494	$214	$303,973,627	7,470	$(5,250)	$(278,085,813)	$25,882,778
Issuance of Series C Preferred Stock, net of issuance costs of $8,300	3,000	157,303	—	—	—	—	—	—	—	—	—
Issuance of 750,000 Warrants, pursuant to the Series C Preferred Stock issuance, net of issuance costs of $6,700	—	—	—	—	—	—	127,697	—	—	—	127,697
Issuance of Common Stock upon Vesting of Restricted Stock Units (RSUs)	—	—	—	—	5,557	1	(1)	—	—	—	—
Share Based Compensation	—	—	—	—			(14,311)	—	—	—	(14,311)
Net Loss	—	—	—	—			—	—	—	(23,150,737)	(23,150,737)
Balance September 30, 2022	3,000	$157,303	—	$—	2,150,051	$215	$304,087,012	7,470	$(5,250)	$(301,236,550)	$2,845,427

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMK PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18,905,075)	$(23,150,737)
Less: Loss from Discontinued Operations	1,150,827	354,320
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Acquired IPR&D	6,539,675	—
Stock Based Compensation	76,799	(14,311)
Excess of March 2023 Warrant Fair Value over Offering Proceeds	2,476,109	—
Change in Fair Value of Warrant Liability	(4,656,292)	(87,618)
Cash Payments in Excess of Lease Expense	(78,665)	(12,081)
Impairment of Right-of-Use Assets	116,934	—
Depreciation Expense	264,012	1,111,495
Receivable from Fagron	—	919,413
Change in Operating Assets and Liabilities:
Accounts Receivable	1,054,058	(490,940)
Inventories	575,816	(673,838)
Prepaid Expenses and Other Current & Non-Current Assets	1,318,090	567,094
Accounts Payable	1,580,139	1,319,707
Product Recall Liability	(305,806)	(1,591,870)
Deferred Revenue (including $145,000 and $0 associated with variable interest entity for the nine months ended September 30, 2023 and 2022, respectively)	(22,952)	(637,030)
Accrued Other Expenses	1,108,448	(1,552,766)
Net Cash Used in Operating Activities of Continuing Operations	(7,707,883)	(23,939,162)
Net Cash Used in Operating Activities of Discontinued Operations	(145,429)	(439,301)
Net Cash Used in Operating Activities	(7,853,312)	(24,378,463)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	—	(588,923)
Cash Acquired in DMK Acquisition	136,089	—
Proceeds from Receivable from Fagron	12,104	3,917,530
Net Cash Provided by Investing Activities of Continuing Operations	148,193	3,328,607
Net Cash Provided by Investing Activities of Discontinued Operations	2,599,267	—
Net Cash Provided by Investing Activities	2,747,460	3,328,607
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from March 2023 Offering related to Common Stock Warrant	2,099,862	—
Proceeds from March 2023 Offering related to Prefunded Warrant	899,388	—
March 2023 Offering Issuance Costs	(275,000)	—
Proceeds from Exercise of Prefunded Warrant	790	—
Proceeds from August 2023 Financing	8,005,387	—
August 2023 Financing Issuance Costs	(912,751)	—
Proceeds from Exercise of August 2023 Common Stock Warrants	870,750	—
Proceeds from Issuance of Preferred Stock and Warrants, net	—	285,000
Net Cash Provided by Financing Activities of Continuing Operations	10,688,426	285,000
Net Cash Provided by Financing Activities of Discontinued Operations	—	—
Net Cash Provided by Financing Activities	10,688,426	285,000
Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	5,582,574	(20,764,856)
Cash and Cash Equivalents, and Restricted Cash
Beginning Balance	1,111,432	23,250,793
Decrease in Cash and Restricted Cash Equivalents of Discontinued Operations	(30,085)	(35,921)
Ending Balance	$6,663,921	$2,450,016

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMK PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
RECONCILIATION OF CASH & CASH EQUIVALENTS AND RESTRICTED CASH
Cash & Cash Equivalents	$6,663,921	$2,419,960
Restricted Cash	—	(30,056)
Total Cash & Cash Equivalents and Restricted Cash	$6,663,921	$2,450,016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Income Taxes	$—	$3,625
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Liabilities of DMK assumed from DMK Merger	$157,461	$—
Issuance of common stock for DMK Merger	$(757,038)	$—
Issuance of Series E preferred stock for DMK Merger	$(4,853,000)	$—
DMK options assumed and replaced by the Company in connection with the DMK Merger	$(415,809)	$—
Fixed asset additions included in accrued expenses	$—	$217,340
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Accretion on Series C Preferred Stock	$172,697	$—
Conversion of Series E Preferred Stock to Common Stock	$73	$—
Cashless Exercise of August 2023 Prefunded Warrants	$73	$—
Exercise of March 2023 Prefunded Warrants	$524,379	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Organization and Description of the Business

DMK Pharmaceuticals Corporation (“DMK” or the “Company”) is a specialty biopharmaceutical company focused on developing and commercializing products in the substance use disorder space including treatment of opioid use disorder. Effective September 6, 2023, pursuant to a certificate of amendment to the Company’s restated certificate of incorporation, the Company changed its name from Adamis Pharmaceuticals Corporation to DMK Pharmaceuticals Corporation.

Reverse Stock Split

Effective May 22, 2023, the Company effected a 1-for-70 reverse stock split of its outstanding common stock (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, every 70 shares of issued and outstanding common stock were automatically combined into one share of common stock, without any change in the par value per share. The Company did not issue any fractional shares in the Reverse Stock Split. The number of authorized shares of common stock under the Company’s restated certificate of incorporation remained unchanged at 200,000,000 shares. Unless otherwise indicated, share numbers, per share data and earnings per share data throughout this Report have been recast retroactively to reflect the Reverse Stock Split.

DMK Merger

On February 24, 2023, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with DMK Pharmaceuticals Corporation, a New Jersey corporation (“Legacy DMK”), and Aardvark Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provided for the merger (the “Merger”) of Legacy DMK with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of the Company. Prior to the Merger, Legacy DMK was a privately-held, clinical stage biotechnology company focused on the development and commercialization of potential products for a variety of central nervous disorders. Pursuant to the Merger, each share of common stock of Legacy DMK was converted into the right to receive a number of shares of the Company’s common stock and, in the case of certain Legacy DMK stockholders, shares of our Series E Convertible Preferred Stock, or Series E Preferred.

On May 25, 2023, following a special meeting of stockholders of the Company, the Merger was completed in accordance with the terms of the Merger Agreement. In connection with the Merger, the name of Merger Sub as the surviving corporation was changed to DMK Pharmaceuticals Corporation. In connection with the September 2023 change of the Company’s corporate name, Merger Sub’s corporate name was changed to Adamis Pharmaceuticals Corporation.

As a result of the consummation of the Merger, and after giving effect to the Reverse Stock Split, effective at the closing of the Merger (the “Effective Time”), the shares of Legacy DMK common stock then outstanding were canceled and automatically converted into and became the right to receive a total of 302,815 shares of the Company’s common stock and, with respect to certain former Legacy DMK stockholders, 1,941.2 shares of Series E Convertible Preferred Stock (“Series E Preferred”) of the Company. The Series E Preferred is convertible into shares of the Company’s common stock at a conversion rate of 1,000 common shares for one Series E Preferred share (subject to beneficial ownership limitations of 9.99%).

Note 2: Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of operations of the Company for any interim periods are not necessarily indicative of the results of operations for any other interim periods or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of DMK and its wholly-owned and controlled subsidiaries, Merger Sub (a variable interest entity wherein the Company is the primary beneficiary) and US Compounding, Inc (a discontinued operation) (“USC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior Periods Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation related to the receivable from Fagron included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Such reclassification had no effect on the total current assets as of December 31, 2022. The reclassification had no effect on the condensed consolidated statement of operations or condensed consolidated statement of cash flows for the periods ended September 30, 2022.

Certain amounts in prior periods have been reclassified to conform with current period presentation related to interest income which was presented separately from the other income (expenses) on the accompanying condensed consolidated statements of operations. Such reclassification had no effect on the total other income (expense), net for the three and nine months ended September 30, 2022. The reclassification had no effect on the condensed consolidated balance sheet as of December 31, 2022 or condensed consolidated statement of cash flows for the periods ended September 30, 2022.

Variable Interest Entity

The purpose of the Merger with Legacy DMK is to expand the Company’s potential product pipeline. The Company intends to focus on developing therapies with novel mechanisms of action to treat conditions, including substance abuse disorders.

The Company has 100% ownership of Merger Sub. In the event Merger Sub requires additional funding to support its operations, the Company would provide such financial support; and any benefits from the development of any of the potential product candidates would be realized by the Company. Additionally, as with any product development program there are risks that could materially impact the Company’s financial condition negatively. Conversely, positive outcomes during product development and/or achieving regulatory approval on a product or drug could materially impact the Company’s financial condition positively. See Note 3, DMK Merger for additional information regarding the VIE.

Assets recognized as a result of consolidating Merger Sub do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Cash specifically must be utilized based on the specific terms of the respective grant in which the monies were received; and any unspent grant funds would be required to be returned at the end of the respective grant term. Conversely, liabilities recognized as a result of consolidating Merger Sub do not represent additional claims of the Company’s general assets; they represent claims against the specific assets of Merger Sub.

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

Accrued Other Expenses

Accrued Other Expenses consists of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued Expenses – R&D	$145,806	$42,400
Accrued Expenses – COGS	1,392,810	1,099,571
Accrued Expenses - Other	601,000	200,363
Accrued PTO	184,122	167,719
Total Accrued Other Expenses	$2,323,738	$1,510,053

                Going Concern

The Company’s cash and cash equivalents were approximately $6.7 million and $1.1 million at September 30, 2023 and December 31, 2022, respectively.

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

The Company has incurred substantial recurring losses from continuing operations, negative cash flows from operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of approximately $1.4 million and $18.9 million for the three months and nine months ended September 30, 2023, respectively. As of September 30, 2023, the Company had an accumulated deficit of approximately $323.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management’s plans include attempting to secure additional required funding through equity or debt financing, if available, seeking to enter into a partnership or other strategic agreement regarding, or sales or out-licensing of, its commercial products, product candidates or intellectual property assets or other assets, revenues relating to supply and sale of SYMJEPI and ZIMHI products and share of net profits received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of its products.  There can be no assurance that we will be able to obtain required funding in the future. If the Company does not obtain required funding, the Company’s cash resources will be depleted in the near term and the Company would be required to materially reduce or suspend operations, which would likely have a material adverse effect on the Company’s business, stock price and our relationships with third parties with whom the Company have business relationships. If the Company does not have sufficient funds to continue operations, the Company could be required to seek bankruptcy protection, dissolution or liquidation, or other alternatives that could result in the Company’s stockholders losing some or all of their investment in us. The Company has implemented expense reduction measures including, without limitation, employee headcount reductions and the reduction or discontinuation of certain product development programs. Additionally, the Company is not in compliance with certain listing standards of the Nasdaq National Market and there can be no assurance that the Company will be successful in curing the deficiencies and regaining compliance by the applicable cure dates. (See Note 11 for additional information).

 Basic and Diluted Loss per Share

Under ASC 260, the Company is required to apply the two-class method to compute earnings per share (“EPS”). Under the two-class method both basic and diluted EPS are calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings. The two-class method results in an allocation of all undistributed earnings as if all those earnings were distributed. Considering the Company has generated losses in each reporting period since its inception through September 30, 2023, the Company also considered the guidance related to the allocation of the undistributed losses under the two-class method. The contractual rights and obligations of the preferred stock shares and the warrants were evaluated to determine if they have an obligation to share in the losses of the Company. As there is no obligation for the preferred stock shareholders or the holders of the warrants to fund the losses of the Company nor is the contractual principal or redemption amount of the preferred stock shares or the warrants reduced as a result of losses incurred by the Company, under the two-class method, the undistributed losses are allocated entirely to the common stock securities.

The Company computes basic loss per share by dividing the loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Adjustments to the loss attributable to holders of common stock include the accretion on Series C Preferred treated as a dividend. During the three and nine months ended September 30, 2023, the Series C Preferred was accreted $0 and $172,697, respectively. As of September 30, 2023, the carrying value of the Series C Preferred stock represents its full redemption value of $330,000. The numerator in calculating the loss attributable to the holders of common stock was adjusted as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net loss	$(1,388,046)	$(18,905,075)
Accretion on Series C Preferred	—	(172,697)
Adjusted Net Loss	$(1,388,046)	$(19,077,772)

The Series E common stock equivalents are not included in the calculation of diluted EPS as this would be anti-dilutive (since the Company generates net losses). The diluted loss per share calculation is based on the if-converted method for convertible preferred shares and gives effect to dilutive if-converted shares and the treasury stock method and gives effect to dilutive options, warrants and other potentially dilutive common stock. The preferred stock is not considered potentially dilutive due to the contingency on the conversion feature not being tied to stock price or price of the convertible instrument.

Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option and warrant agreements. For the warrants accounted as liabilities, at each reporting period the Company evaluates the combined effect of the adjustment to the numerator (assumed beginning of the period exercise) and inclusion of the warrants in the denominator, with the warrants included for the purposes of diluted EPS calculation if such effect is dilutive. The warrants and options were determined to be anti-dilutive for all periods presented.

Potentially dilutive securities, which are not included in diluted weighted average shares outstanding for the period ended September 30, 2023 and 2022, consist of the following (in common stock equivalents):

	September 30, 2023	September 30, 2022
Outstanding Warrants	6,184,323	213,612
Outstanding Options	33,886	63,377
Legacy DMK Options assumed by the Company	231,490	—
Outstanding Restricted Stock Units	7,143	9,286
Series C Preferred stock (if converted)	697,674	—
Series E Preferred stock (if converted)	1,212,000	—

Stock-based compensation

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

Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, the Company reports a disposal of a component of an entity or a group of components of an entity as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the component/s meets the criteria in paragraph 205-20-45-10. In the period in which the component meets held-for-sale or discontinued operations criteria, the Company reports the major current assets, noncurrent assets, current liabilities, and noncurrent liabilities as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the Company reports the results of all discontinued operations, less applicable income taxes, as components of net loss separate from the net loss of continuing operations.

 Note 3: DMK Merger

On May 25, 2023, the Company completed the merger transaction with Legacy DMK. The Company determined that the acquired group, Legacy DMK, is a variable interest entity, or VIE, as Legacy DMK's total equity at risk is not sufficient to permit Legacy DMK to finance its activities without additional subordinated financial support. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations”, the consolidation of Legacy DMK was considered an asset acquisition as substantially all of the fair value of the gross assets acquired were concentrated in DPI-125, a single identifiable asset. The Company was determined to be the primary beneficiary of Legacy DMK (as the Company holds 100% equity ownership in Legacy DMK post-merger, will receive the returns from its operations and is also obligated to absorb any losses of Legacy DMK). Based on applicable accounting guidance, the Company was required to record Legacy DMK's assets and liabilities at fair value. At acquisition date, based on the provisions of ASC Topic 730 "Research and Development", the Company expensed the purchase consideration allocated to the early-stage acquired in-process research and development (acquired IPR&D) because there is no alternative future use related to DPI-125 asset in IPR&D stage. The Company incurred approximately $1.4 million of transaction costs that were included within selling, general and administrative expenses on the condensed consolidated statement of operations.

           The fair value of the acquired IPR&D was determined based upon the income approach using a multi period excess earnings model which included a forecast of the expected cash flows of DPI-125. The discount rate associated with this forecast was 27%.

           The purchase price, or total consideration transferred, to acquire Legacy DMK in the Merger was comprised of the following:

Fair Value of the Company's Common Stock issued to Legacy DMK shareholders	$757,038
Fair Value of the Company's Series E Preferred issued to Legacy DMK shareholders	4,853,000
Fair Value of Legacy DMK options assumed and replaced by the Company	415,809
Legacy DMK incurred Merger-related costs paid for by the Company	492,456
Total Consideration Transferred	$6,518,303

The fair value of the  302,815 shares of common stock issued in connection with the Merger is based on the closing price of the Company's common stock on the date of acquisition multiplied by the number of common shares issued.

The fair value of the  1,941.2 shares of Series E Preferred issued in connection with the Merger is based on inputs that are observable or can be corroborated by observable market data (the Company’s closing stock price), and, as such, qualify as Level 2 measurement. The fair value of the Series E Preferred is based on the closing price of the Company's common stock as the Series E Preferred have no preferences over common stock.

Pursuant to the Merger Agreement, at the effective time, the outstanding Legacy DMK stock options to purchase shares of Legacy DMK common stock were assumed by the Company and became options to purchase a total of  231,490 shares of the Company’s common stock, with proportionate adjustments to the exercise prices per share of such options based on the exchange ratio determined pursuant to the Merger Agreement. The assumed options continue to be governed by the terms of the Legacy DMK 2016 Stock Plan, which was assumed by the Company in connection with the closing of the Merger. The assumed options were fully vested and the fair value of the replacement awards was treated as additional purchase price consideration.

The fair value of the replacement awards is based primarily on inputs that are observable or can be corroborated by observable market data (such as the Company’s closing stock price and the published treasury par yield curves from the US Department of the Treasury). The estimated fair value of the replacement options of  $415,809 at the merger closing date was calculated using the Black Scholes Option Pricing Model. The valuation assumptions include the volatility of  119.5%, the Company’s stock price on the date of closing of  $2.50, expected dividend yield of  0.0%, and the terms ranging from  2.37 years to  4.37 years and average risk-free interest rate of 4.06%.

The allocation of the total purchase price is estimated as follows:

Assets Acquired:
Cash	$136,089
Total assets acquired	136,089
Liabilities Assumed:
Accounts Payable	30
Due to Related Party	1,698
Accrued Expenses	8,615
Deferred Grant Revenue	147,118
Total liabilities assumed	157,461
Net Liabilities acquired	(21,372)
Acquired IPR&D (DPI-125)	6,539,675
Total Purchase Price	$6,518,303

Note 4: Discontinued Operations

In July 2021, the Company approved a restructuring process to wind down and cease the remaining operations at USC, with the remaining USC assets to be sold, liquidated or otherwise disposed of.

In August 2021, the Company entered into a purchase agreement with Fagron Compounding Services, LLC (“Fagron”) to sell to Fagron certain assets of USC, related to its human compounding pharmaceutical business including certain customer information and information on products sold to such customers by USC, including related formulations, know-how, and expertise regarding the compounding of pharmaceutical preparations, clinical support knowledge and other data and certain other information relating to the customers and products. Fagron made monthly payments to the Company based on formulas related to the amounts actually collected by Fagron or its affiliates for sales of products or services made through July 30, 2022. As of September 30, 2023, the total amount received in connection with this purchase agreement was approximately $5.5 million. At September 30, 2023, the remaining receivable from Fagron was approximately $19,000.

Discontinued operations comprise those activities that were disposed of during the period, abandoned or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that was previously distinguished as Compounded Pharmaceuticals segment for operational and financial reporting purposes in prior reported financial statements.

The major assets and liabilities associated with discontinued operations included in our condensed consolidated balance sheets are as follows:

	September 30, 2023	December 31, 2022

Cash and Cash Equivalents	$—	$30,085
Fixed Assets held for sale	—	6,719,252
Other assets	5,406	5,407
Loss recognized on classification as held for sale	—	(2,801,828)
Total assets of the disposal group classified as held for sale in the statement of financial position	$5,406	$3,952,916

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts Payable	$673,335	$649,633
Accrued Other Expenses	55,959	75,602
Lease Liabilities	200,034	243,008
Contingent Loss Liability	—	50,000
Other Current Liabilities	—	208,000
Deferred Tax Liability	—	45,930
Total liabilities of the disposal group classified as held for sale in the statement of financial position	$929,328	$1,272,173

In January 2023, the Company received approximately $832,000 from the sale of certain fixed assets to a third party. This amount plus the $208,000 of earnest money received as a deposit in December 2022 (previously recorded as other current liability), resulted in the recognition of a gain of $68,339 which was recorded as a gain on sale of fixed assets in discontinued operations during the three month period ended March 31, 2023.

During the second quarter of 2023, in connection with a third party’s offer to purchase USC’s land and building (the “USC Property”) for $1,525,000, the Company recorded an impairment charge of approximately $1.5 million (inclusive of broker commissions) to bring the carrying value of the USC property down to its net sales price. On July 25, 2023, the Company received net proceeds of approximately $1.5 million from the sale of USC’s land and building. On July 25, 2023, the Company sold previously impaired USC equipment and received the net proceeds of approximately $349,000. During the three months ended September 30, 2023, the Company recorded the gain on disposal of fixed assets in discontinued operations of $20,500 and $348,500, on the sale of the USC Property and USC equipment, respectively, representing the excess of the net proceeds over the carrying value of the equipment.

               The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	Three Months Ended September 30,
	2023	2022
Major line items constituting pretax loss of discontinued operations:
Selling, General and Administrative Expenses	$(20,798)	$(125,722)
Interest Income	—	22
Gain (Loss) on Disposal of Assets	369,000	(1,992)
Gain (Loss) from discontinued operations before income taxes	348,202	(127,692)
Income Tax Benefit	—	—
Gain (Loss) from discontinued operations	$348,202	$(127,692)

	Nine Months Ended September 30,
	2023	2022
Major line items constituting pretax loss of discontinued operations:
Selling, General and Administrative Expenses	$(83,721)	$(390,105)
Impairment Expense - USC Property	(1,512,263)	—
Other Income	7,818	8,647
Gain on Disposal of Assets	437,339	27,138
Loss from discontinued operations before income taxes	(1,150,827)	(354,320)
Income tax benefit	—	—
Loss from discontinued operations	$(1,150,827)	$(354,320)

Note 5: Revenues

Revenues are related to the sales of the Company's commercial products which include: ZIMHI® (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of opioid overdose; SYMJEPI® (epinephrine) Injection 0.3mg, which was approved by the FDA for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more; and SYMJEPI (epinephrine) Injection 0.15mg, which was approved by the FDA for use in the treatment of anaphylaxis for patients weighing 33-65 pounds.

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

Revenue Recognition

            The Company evaluated the USWM Agreement under ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606).

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

Product Recall

           On March 21, 2022, the Company announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level, due to the potential clogging of the needle preventing the dispensing of epinephrine. In February 2023, the Company received notice from the FDA that the FDA considers the voluntary recall of our SYMJEPI products to be terminated. Such notice does not preclude the FDA from taking action in the future related to the recall, and the Company remains responsible for compliance with applicable laws relating to the product and the recall.

          As of September 30, 2023 and December 31, 2022, the recall liability was $0 and $0.3 million, respectively. During the three and nine months ended September 30, 2023, the Company expensed $25,000 and $81,000, respectively, in product recall costs, which were included in selling, general and administrative expenses. During the three and nine months ended September 30, 2022, the Company expensed $388,000 and $2.4 million, respectively, in product recall costs, which were included in selling, general and administrative expenses. Total product recall costs from inception of the recall through September 30, 2023, were approximately $2.6 million.

Note 6: Inventories

Inventories at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Finished Goods	$—	$267,554
Work-in-Process	—	261,720
Raw Materials	662,962	709,504
Inventories	$662,962	$1,238,778

Note 7: Fixed Assets, net

Fixed assets, net at September 30, 2023 and December 31, 2022 were as follows:

Description	Useful Life (Years)	September 30, 2023	December 31, 2022
Machinery and Equipment	3 - 7	$5,156,377	$5,209,575
Less: Accumulated Depreciation		(4,080,701)	(4,665,067)
Construction In Progress - Equipment		—	744,386
Fixed Assets, net		$1,075,676	$1,288,894

Depreciation expense for the three months ended September 30, 2023 and 2022 was approximately $67,000 and $399,000, respectively, included in costs of goods sold and Selling, General and Administrative in the accompanying condensed consolidated statements of operations. Depreciation expense for the nine months ended September 30, 2023 and 2022 was approximately $264,000 and $1,111,000, respectively, included in costs of goods sold and Selling, General and Administrative in the accompanying condensed consolidated statements of operations.

Note 8: Paycheck Protection Program (PPP) Loan

On March 15, 2021, the Company entered into a Note (the “PPP2 Note”) in favor of Arvest Bank (the “Bank”), as lender, in the principal amount of $1,765,495 relating to funding under a Second Draw loan (the “Second PPP Loan”) pursuant to the terms of the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”), and the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act enacted in December 2020. The Company applied for forgiveness and received notification through the Bank that as of September 28, 2021, the Second Draw PPP Loan, including principal and interest thereon, was fully forgiven by the SBA. The Company recognized $1,765,495, the amount forgiven, as other income in the third quarter of 2021. In March 2022 the Company was informed that the Civil Division of the U.S. Attorney’s Office for the Southern District of New York was investigating the Company’s Second Draw PPP Loan and eligibility for that loan. In June 2022, following the inquiry, the Company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees.

Note 9: Fair Value Measurement

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

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurements at September 30, 2023
	Total		Level 1	Level 2		Level 3
Liabilities
2020 Warrant Liability	$	Less than $1	$—	$	Less than $1	$—
March 2023 Common Stock Warrants		302,170	—		302,170	—
Total Common Stock Warrants Liabilities		$302,170	$—		$302,170	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
2020 Warrant Liability	$7,492	$—	$7,492	$—

The fair value measurement of the warrants issued by the Company in February 2020 (“2020 Warrant Liability”) and March 16, 2023 Common Stock Warrant ("March 2023 Common Stock Warrants") are based on inputs that are observable or can be corroborated by observable market data (such as the Company’s daily closing stock price and the published treasury par yield curves from the US Department of the Treasury), and, as such, qualify as Level 2 measurement. The fair value of the warrant liabilities was calculated using the Black Scholes Option Pricing Model.

As of September 30, 2023, the valuation assumptions include the expected volatility of the Company’s stock ranging from approximately 70% - 134.65%, the Company’s stock price at valuation date of $0.69, expected dividend yield of 0.0%, expected term ranging from 1.93 to 4.96 years and average risk-free interest rate ranging from 4.721% - 5.253%.

As of December 31, 2022, the valuation assumptions include the expected volatility of the Company’s stock of approximately 70% (based on calculated volatility and management’s judgement), the Company’s stock price at valuation date of $11.90, expected dividend yield of 0.0%, expected term of 2.68 years and risk-free interest rate of approximately 4.362%.

Note 10: Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were as follows:

	September 30, 2023	December 31, 2022
Employee Retention Credit	$—	$875,307
Prepaid Insurance	86,436	323,143
Prepaid - Research and Development	326,854	588,354
Other Prepaid	59,275	78,590
Other Current Assets	67,207	49,572
	$539,772	$1,914,966

Employee Retention Credit

The Company applied for the Employee Retention Credit (ERC) which was available under the CARES Act. The ERC is a fully refundable tax credit for employers equal to 50 percent of qualified wages (including allocable qualified health plan expenses) that eligible employers paid their employees. The ERC applied to wages paid after March 12, 2020 and before January 1, 2021. The Company received the full amount from the original ERC from the Department of Treasury in January 2023. The Company amended its ERC application due to its repayment of the PPP loans (discussed in Note 7) and was subsequently awarded an additional refund of approximately $463,000, which the Company received in full during the second quarter of 2023, and is included in other income in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

Note 11: Legal Proceedings

The Company may from time to time become party to actions, claims, suits, investigations or proceedings arising from the ordinary course of business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims and other matters. The Company may also become party to litigation in federal and state courts relating to opioid drugs. Any litigation could divert management time and attention from the Company, could involve significant amounts of legal fees and other fees and expenses, or could result in an adverse outcome having a material adverse effect on the Company’s financial condition, cash flows or results of operations. Actions, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Except as described below, the Company is not currently involved in any legal proceedings that the Company believes are, individually or in the aggregate, material to our business, results of operations or financial condition. However, regardless of the outcome, litigation can have an adverse impact on the Company because of associated cost and diversion of management time.

            Investigations

           On May 11, 2021, each of the Company and its USC subsidiary received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York (the “USAO”) issued in connection with a criminal investigation, requesting a broad range of documents and materials relating to, among other matters, certain veterinary products sold by the Company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the Company and USC. The Audit Committee of the Board engaged outside counsel to conduct an independent internal investigation to review these and other matters. The Company has also received requests from the Securities and Exchange Commission (“SEC”) that the Company voluntarily provide documents and information in connection with the SEC’s investigation relating to certain matters including matters arising from the subject matter of the subpoenas from the USAO. The Company has produced and will continue to produce and provide documents in response to the subpoenas and requests as needed. Additionally, on March 16, 2022, the Company was informed that the Civil Division of the USAO (“Civil Division”) is investigating the Company’s Second Draw PPP Loan application disclosed in previous reports. The Audit Committee of the Board engaged outside counsel to conduct an internal inquiry into the matter. In June 2022, following the inquiry the Company paid a total of $1,787,417 in repayment of the Second Draw PPP Loan principal and such related interest and fees. The Company intends to continue cooperating with the USAO and the SEC, and has continued to engage in communications with the SEC and USAO regarding their investigations. The Company has received additional requests for production of documents from the SEC and the USAO, have responded to those requests, could receive additional requests from the USAO, SEC, or other authorities, and continue to engage in communications with the SEC and the USAO regarding their investigations.  Additional issues or facts could arise or be determined, which may expand the scope, duration, or outcome of the investigation. The Company is unable to predict the duration, scope, or final outcome of the investigations by the USAO, SEC, or other agencies; what, if any, proceedings the USAO, SEC, or other federal or state authorities may initiate; what penalties, payments, by the Company, remedies or remedial measures the USAO, SEC, or other federal or state authorities may seek or may require in order to resolve the investigations; what, if any, impact the foregoing matters may have on the Company’s business, financial condition, previously reported financial results, financial results included in this Report, or future financial results; or what proceedings the USAO, SEC, or other federal or state authorities may initiate if the foregoing matters are not resolved. However, in connection with resolution of these matters, the Company or its USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas, and to resolve the matters and investigations with the USAO and the SEC the Company may be required to pay material amounts in penalties or other payments, and to agree to other remedies or remedial measures. Payment of material amounts in connection with resolution of the foregoing matters would reduce the amount of financial resources that the Company has available to support product development programs and commercialization activities and would adversely impact the Company’s development programs. Depending in part on the amount and timing of any payments that the Company may be required to make or other remedial measures that may be implemented in connection with resolution of these matters, a resolution of these matters with the USAO or SEC could have a material and adverse impact on the company. The foregoing matters have diverted and will likely continue to divert management’s attention, have caused the company to suffer reputational harm, have required and will continue to require the company to devote significant financial resources, could subject the company, one or more of its subsidiaries, or its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, penalties, payments, or financial remedies in amounts that would have a material adverse effect on the Company’s financial condition, or equitable remedies, and adversely affect the company’s business, previously reported financial results, financial results included or incorporated by reference herein, or future financial results.

Nasdaq Compliance

              On October 4, 2023, the Company received notice (the “Prior Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it failed to evidence a minimum closing bid price of $1.00 per share, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), for the previous 30 consecutive days and that the Company was provided a grace period of 180 calendar days from the date of the Prior Notice, or until April 1, 2024, to regain compliance with the Bid Price Rule, in accordance with Listing Rule 5810(c)(3)(A).  Also as previously disclosed, on October 11, 2023, the Company received notice from the Staff that, due to the Company’s failure to regain compliance with the minimum $35 million market value of listed securities (“MVLS”) requirement set forth in Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”) during the 180-day grace period previously granted to the Company that expired on October 9, 2023, the Company’s common stock was subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”).

                In response, the Company timely requested a hearing before the Panel, which request stayed any further action by Nasdaq at least until the hearing is held and any extension the Panel may grant to the Company following the hearing expires.

              On October 18, 2023, the Company received a superseding notice from the Staff (the “Subsequent Notice”), indicating that the Prior Notice was issued in error. The Subsequent Notice indicated that because the Company was subject to a one-year Mandatory Panel Monitor as a result of a prior hearing before the Panel, the Company was not eligible for the automatic 180-day compliance grace period provided by Listing Rule 5810(c)(3)(A) and that the Company’s non-compliance with the Bid Price Rule serves as an additional basis for delisting from Nasdaq.

At the hearing before the Panel, the Company will address its plan to regain compliance with both the Bid Price Rule and the MVLS Rule as well as its continued compliance with all other applicable criteria for continued listing on The Nasdaq Capital Market. There can be no assurance, however, that the Panel will grant the Company’s request for continued listing or that the Company will evidence compliance with the listing rules prior to the expiration of any extension that may be granted by the Panel following the hearing.

 Jerald Hammann

On June 8, 2021, Jerald Hammann filed a complaint against the Company and each of its directors in the Court of Chancery of the State of Delaware, captioned Jerald Hammann v. Adamis Pharmaceuticals Corporation et al., C.A. No. 2021-0506-PAF (the “Complaint”), seeking injunctive and declaratory relief.  The Complaint alleges, among other things, that the defendants (i) violated Rule 14a-5(f) and 14a-9(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s 2021 annual meeting of stockholders—which was subsequently held on July 16, 2021 (the “2021 annual meeting”)—and disseminated false and misleading information in the Company’s proxy materials relating to the 2021 annual meeting, (ii) violated certain provisions of the Company’s bylaws relating to the 2021 annual meeting, (iii) violated section 220 of the Delaware General Corporation Law (“DGCL”) in connection with a request for inspection of books and records submitted by the plaintiff, and (iv) breached their fiduciary duties of disclosure and loyalty, including relating to establishing and disclosing the date of the Company’s 2021 annual meeting and to the Company’s determination that a solicitation notice delivered to the Company by plaintiff was not timely and was otherwise deficient.  On April 4, 2022, the plaintiff filed a motion to amend the Complaint. The proposed amended Complaint added additional allegations relating to the manner in which the defendants established and disclosed the date of the Company’s 2021 annual meeting of stockholders and to statements the defendants made about the plaintiff to the Company’s stockholders. On April 28, 2022, the Court granted the motion. Trial on the merits of the plaintiff’s claims was held on March 16, 2023.  On August 23, 2023, the Court entered its opinion rendering judgment in favor of the Company and the other defendants and against the plaintiff as to all of the plaintiff’s claims.  On August 30, 2023, the plaintiff filed a motion for re-argument.  On October 16, 2023, the Court denied the plaintiff’s motion except with respect to an issue of nominal damages but concluded that nominal damages were not warranted.  On October 9, 2023, the plaintiff filed a motion for a temporary restraining order seeking to enjoin the defendants from distributing proxy materials and holding the Company’s 2023 annual meeting of stockholders.  On October 12, 2023, the Court denied the plaintiff’s motion for a temporary restraining order, and on October 16, 2023, the Court issued an order denying the plaintiff’s motion for re-argument. On November 3, 2023, plaintiff filed a notice of appeal to the Supreme Court of the State of Delaware.

CVI Investments

On October 19, 2023, a purported shareholder of the Company filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, captioned CVI Investments vs. DMK Pharmaceuticals Corporation f/k/a Adamis Pharmaceuticals Corporation, Index No. 655184/2023 (the “Complaint”).  The Complaint alleges that the Company breached two warrant agreements that Plaintiff entered into with the Company in connection with Plaintiff’s previous purchases of shares of Adamis stock.  Specifically, the Complaint alleges that the Company failed to repurchase two warrants previously issued to the Plaintiff for the repurchase price specified in the warrants, allegedly in violation of the terms of the warrants that provide for the repurchase of the warrants following timely notice from the warrant holder following the occurrence of certain specified events. The Complaint seeks (i) actual and compensatory damages from the purported breaches, (ii) reasonable attorneys’ fees and other costs and expenses incurred in connection with the Complaint, and (iii) pre- and post-judgment interest.  The Company’s deadline to respond to the Complaint is November 22, 2023. The Company disputes that it was obligated to repurchase the warrants and intends to vigorously dispute the claim.

Arbitration

On October 20, 2023, David J. Marguglio, a former executive officer of the Company, filed a demand for arbitration with Judicial Arbitration and Mediation Services, Inc. (JAMS) challenging the grounds of the separation of his employment, alleging that he is entitled to severance under the terms of his employment agreement, and demanding that the Company pay the costs of the arbitration.  The Company contends that Mr. Marguglio is not entitled to severance under the terms of his employment agreement.

Turbare Real Estate Holdings

On May 26, 2023, Turbare Real Estate Holdings, LLC filed a complaint against the Company in the Circuit Court of Faulkner County Arkansas, captioned Turbare Real Estate Holdings, LLC v Adamis Pharmaceutical Corporation 23CV-23-796. The suit alleges breach of contract, seeking $1,414,943.08, with additional amounts still being incurred, plus costs and attorney fees, for alleged required repairs under a lease agreement between the parties.  The Company has filed a counter suit, alleging as to Turbare Real Estate Holdings, LLC, claims for breach of lease agreement, conversion, civil conspiracy for conversion, replevin, and unjust enrichment.  Additionally, the Company has added, as third party defendant, Turbare Manufacturing, LLC, alleging claims of breach of an access agreement for the leased real estate, conversion, civil conspiracy for conversion, replevin, tortious interference with contract, and unjust enrichment. On November 3, 2023, plaintiff filed a notice of appeal to the Supreme Court of the State of Delaware.

Supplemental Proxy Disclosures

On April 11, 2023, a purported stockholder of the Company filed a complaint against the Company and each of its directors in the United States District Court for the Southern District of New York, captioned Lapin vs. Adamis Pharmaceuticals Corporation, Case No. 1:23-cv-03023 (the “Complaint”). The Complaint alleged that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, by causing a materially incomplete and misleading Preliminary Proxy Statement to be filed with the SEC. Specifically, the Complaint alleged that the Preliminary Proxy Statement contains materially incomplete and misleading information concerning the sales process, financial projections prepared by management, as well as the financial analysis conducted by Raymond James & Associates, Inc., the Company’s financial advisor. The Complaint sought, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement or the filing of a definitive proxy statement with the SEC or causing a definitive proxy statement to be disseminated to the Company’s stockholders unless and until the material information described in the Complaint is included in the definitive proxy statement or otherwise disseminated to the Company’s stockholders, and (ii) in the event that the Merger transaction is consummated without the alleged material omissions referenced in the Complaint being remedied, damages and costs and disbursements of the action including reasonable plaintiff’s attorneys’ and experts’ fees and expenses. On July 6, 2023, the plaintiff filed a notice of voluntary dismissal, dismissing the claims in the complaint without prejudice, which was entered by the court on July 7, 2023.

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

The Company believes that the allegations in the Complaint and the Demand Letters are without merit and that the disclosures set forth in the Proxy Statement comply fully with applicable law. However, in order to moot the unmeritorious claims, avoid nuisance and possible expense and delay, and to provide additional information to the Company’s shareholders, the Company provided a voluntary supplement to the Proxy Statement with the supplemental disclosures filed with the SEC on May 5, 2023. Nothing in the Supplemental Disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth in the Supplemental Disclosures. To the contrary, the Company specifically denies all allegations that any additional disclosure was or is required. Nevertheless, resolution of these matters may involve payments by the Company to the parties submitting the Demand Letters or other claims.

The Company records accruals for loss contingencies associated with legal matters when the Company determines it is probable that a loss has been or will be incurred and the amount of the loss can be reasonably estimated. Where a material loss contingency is reasonably possible and the reasonably possible loss or range of possible loss can be reasonably estimated, U.S. GAAP requires the Company to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. The Company has not accrued any amount in respect of the matters described under the headings “Investigation,” “Jerald Hammann,” “Supplemental Proxy Disclosures,” “CVI Investments,” “Arbitration,” or “Turbare Real Estate Holdings,” as the Company cannot estimate the probable loss or the range of probable losses that the Company may incur. The Company is unable to make such an estimate because (i) with respect to the matters described under the heading “Investigation,” the Company is unable to predict whether any proceedings will be initiated by the USAO, SEC or other authorities arising from such matters, what, if any, relief, remedies or remedial measures the USAO, SEC, or other authorities may seek if proceedings are commenced, and the duration, scope, or outcome of any such proceedings, if they are commenced, (ii) litigation, arbitration, and other proceedings are inherently uncertain and unpredictable, and (iii) with respect to the “Supplemental Proxy Disclosures” the Demand Letters have not specified any amount for monetary damages and a reasonably possible loss or range of loss cannot be estimated. Because legal proceedings and investigations are uncertain and unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires significant judgments about future events, including determining both the probability and reasonably estimated amount of a possible loss or range of loss. The amount of any ultimate loss may differ from any accruals or estimates that the Company may make.

Note 12: Stockholders' Equity

Common Stock

             On March 14, 2023, the Company entered into a Securities Purchase Agreement or, SPA, with an investor providing for the purchase and sale of (i) an aggregate of 235,714 common stock shares, at a price of $8.75 per share, (ii) a warrant to purchase up to an aggregate of 685,714 shares of the Company’s common stock at an exercise price of $9.66 per share (the “Common Stock Warrants”), and (iii) a prefunded warrant at a price of $8.74 per share to purchase up to an aggregate of 107,143 shares of the Company’s common stock (the “Prefunded Warrants” and, collectively with the Common Stock Warrant, the “Warrants”), which represents the per share price for the shares less the $0.0007 per share exercise price for the Prefunded Warrant, pursuant to a previously filed and effective registration statement in a registered direct offering (the “March 2023 Offering”). Gross proceeds from the March 2023 Offering were approximately $3.0 million, before deducting offering expenses of approximately $0.3 million.

The Prefunded Warrants are immediately exercisable and will expire five years from the date of issuance. The Common Stock Warrants are exercisable on or after the six month and one day anniversary of the date of issuance and will expire five years and six months from the date of issuance. The terms of the Warrants provide that at the request of the holder following a change of control or certain other fundamental transactions, the Company or the successor entity, has to purchase the Warrant from the holder for an amount in cash equal to the Black Scholes Value (as defined in the Warrant). Due to this cash redemption feature, the Company determined that the Warrants should be classified as liabilities based on the authoritative guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The liability-classified Warrants are measured initially and subsequently at fair value each reporting period, with the changes in fair value recorded in the income statement.

             At the closing of the Offering on March 16, 2023, the Company determined the fair value of the Warrants (based on the Black Scholes Option Pricing Model) was in excess of the proceeds and, as such, a day-one loss was recognized in earnings. The issuance costs of $225,000 were fully allocated to the Warrants and expensed in the condensed consolidated statement of operations.

The following table provides the initial allocation of the offering proceeds between the common stock and the Warrants issued:

Allocation
235,714 Common Stock Issued	$—
107,142 Prefunded Warrant Issued	899,388
685,714 Common Stock Warrant Issued	4,575,971
Day-one Loss due to Excess Warrant Fair Value	(2,476,109)
Gross Proceeds	$2,999,250

In May 2023, the Prefunded Warrants were exercised in full, which resulted in the reclassification of the fair value of the Prefunded Warrants of $524,379, net of the cash proceeds of $750, at the exercise date into equity.

August 2023 Offering

On August 4, 2023, the Company completed an offering of (i) 4,800,000 shares of the common stock, (ii) pre-funded warrants to purchase up to 1,130,000 shares of Common Stock (the “August 2023 Prefunded Warrants”), and (iii) common stock purchase warrants to purchase up to 5,930,000 shares of the Company’s common stock (the “August 2023 Common Stock Warrants” and together with the August 2023 Prefunded Warrants, the “August 2023 Warrants”) (the “August 2023 Offering”). The Company received net proceeds of approximately $7.1 million from the August 2023 Offering, net of approximately $0.9 million of placement agent commissions and other offering expenses.

The August 2023 Prefunded Warrants are immediately exercisable at $0.0001 per share and do not expire until exercised in full. All August 2023 Prefunded Warrants were exercised in full on August 4, 2023. Of the 1,130,000 August 2023 Prefunded Warrants exercised on August 4, 2023, 395,000 resulted in cash proceeds of approximately $40, representing the par value of the 395,000 Common Stock shares issued. The remaining 735,000 of the August 2023 Prefunded Warrants were exercised on a cashless basis, resulting in the issuance of 734,985 Common Stock shares.

The August 2023 Common Stock Warrants are exercisable at $1.35 per share beginning on the issuance date, and expire five years from the issuance date. During the three months ended September 30, 2023, 645,000 August 2023 Common Stock Warrants were exercised, resulting in cash proceeds of $870,750.

The August 2023 Warrants were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC Topic 815 “Derivatives and Hedging” (“ASC 815").

Series C Convertible Preferred Stock

On July 5, 2022, the Company entered into a private placement transaction with Lincoln Park Capital Fund, LLC, (“Lincoln Park”) pursuant to which the Company issued an aggregate of 3,000 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred”), together with warrants (the “July Warrants”) to purchase up to an aggregate of 10,714 shares of common stock of the Company, at an exercise price of $32.90 per share (subject to adjustment as provided in the July Warrants). Gross proceeds were $300,000, excluding transaction costs, fees and expenses of $15,000. The July Warrants become exercisable commencing January 3, 2023 and have a term ending on January 5, 2028.

Subsequent to the issuance of the Series C Preferred, in connection with the Company’s 2022 annual meeting of stockholders, in September 2022 the Company’s stockholders voted on a reverse stock split proposal, and the proposal was not approved. Pursuant to the Series C Preferred transaction agreements, the Company paid $15,000 to Lincoln Park resulting from the failure of the reverse stock split proposal to be approved at the meeting.  In connection the approval of the Reverse Stock Split in May 2023 at the Company's special meeting of stockholders, redemption of the Series C Preferred became probable. As a result, the Company recorded accretion of approximately $173,000 in the second quarter of 2023, which is reflected in the accompanying condensed consolidated statements of mezzanine equity and stockholders’ deficit for the nine months ended September 30, 2023. As of September 30, 2023, neither the holder nor the Company have elected to redeem the Series C Preferred and the Series C Preferred stock is reflected on the condensed consolidated balance sheet at the 110% redemption value of $330,000.

Series E Preferred Stock

Pursuant to the DMK Merger, 1,941.2 shares of Series E Preferred were issued to former Legacy DMK shareholders. The Series E Preferred is convertible into shares of the Company’s common stock at a conversion rate of 1,000 common shares for 1 Series E Preferred share, and conversion is subject to certain beneficial ownership limitations. During the three and nine months ended September 30, 2023, 729.2 Series E Preferred shares have been converted into 729,200 shares of Common Stock.

Stock Options

The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation (collectively “stock awards”). In addition, the 2020 Plan provides for the grant of cash awards. The initial aggregate number of shares of common stock that may be issued initially pursuant to stock awards under the 2020 Plan is 28,571 shares. The number of shares of common stock reserved for issuance automatically increases on January 1 of each calendar year during the term of the 2020 Plan, commencing January 1, 2021, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares of common stock determined by the Company’s board of directors before the start of a calendar year for which an increase applies. In December 2022, the Board determined and resolved, that the 2020 Plan share reserve shall not be increased effective January 1, 2023, and that there shall not be any increase in share reserve for the 2023 year by virtue of the annual share reserve increase. No awards had been made pursuant to the 2020 Plan as of September 30, 2023.

The Company had a 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan terminated effective February 2019 and no new awards may be made under the 2009 Plan. The maximum contractual term for options is 10 years.

The following table summarizes the outstanding stock option activity under the 2009 Equity Incentive Plan for the nine months ended September 30, 2023:

	2009 Equity Incentive Plan	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding Vested and Expected to Vest as of December 31, 2022	61,525	$291.41	2.09 years
Cancelled/Expired	(29,068)	280.26	—
Outstanding and Vested as of September 30, 2023	32,457	306.44	2.44 years

As of September 30, 2023, the unamortized compensation expense related to 2009 Plan awards was $0.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of all options outstanding at September 30, 2023 and December 31, 2022 was $0.

The following table summarizes the outstanding stock option activity for the non-plan awards for the nine months ended September 30, 2023:

	Non-Plan Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life
Outstanding as of December 31, 2022	1,857	$43.40	9.13 years
Cancelled	(429)	43.40	—
Outstanding as of September 30, 2023	1,428	43.40	8.38 years
Vested and Expected to Vest at September 30, 2023	952	43.40	8.38 years

Non-plan awards are granted pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, as a material inducement to the willingness of such person to join the Company as a new employee, effective upon the effective date of Board of Director-approved resolutions to grant nonqualified stock options to such person (an inducement grant). Inducement grants, although granted outside of the Company’s 2020 Plan, are subject to the terms and conditions set forth in that plan. The terms of inducement grants are generally the same as terms would be under the 2020 Plan, wherein the exercise price of the options is equal to the fair value of the Company’s common stock at date of grant, with vesting commencing on date of grant, and a vesting schedule consisting of one-sixth (1/6) of the options becoming exercisable six (6) months after vesting commences, and one thirty-sixth (1/36) of the options on becoming exercisable each subsequent monthly anniversary of the vesting commencement date, such that the option is exercisable in full after three years from the vesting commencement date of the option grant, subject to the option holder providing continuous service.

As of September 30, 2023, the unamortized compensation expense related to non-plan awards was $0.

              Pursuant to the Merger Agreement with Legacy DMK, the Company assumed the outstanding options of Legacy DMK.  Based on the conversion mechanism in the Merger Agreement, the Company assumed 231,490 options with an exercise price of $2.90. The assumed options were fully vested and will continue to be governed by the terms of the DMK 2016 Stock Plan, which was assumed by the Company in connection with the closing of the Merger. Additionally, the assumed options were converted into an equivalent option to acquire shares of the Company’s common stock. The DMK 2016 Stock Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, stock bonus and opportunities to make direct purchase of the Company’s common stock to employees and directors. The total number of shares of common stock reserved for the Stock Plan is 249,501.

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) of all options outstanding at September 30, 2023 and December 31, 2022, was $0.

 Restricted Stock Units

The following table summarizes the RSUs outstanding at September 30, 2023:

	Number of Shares/Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2022	9,286	$325.13
Vested during the period	(2,143)	592.20
Forfeited during the period	—	—
Non-vested as of September 30, 2023	7,143	245.00
Expected to vest as of September 30, 2023	7,143	$245.00

The RSU's have cliff vesting after seven years of continuous service or upon change of control from date of grant or upon death or disability. As of September 30, 2023, the unamortized compensation expense related to RSUs was approximately $42,000 and will be recognized over 0.42 years.

Stock-Based Compensation

The following summarizes stock-based compensation recognized for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023	2022
Research and Development	$(69,835)	$3,654
Selling, General and Administrative	25,142	70,834
Total	$(44,693)	$74,488

The following summarizes stock-based compensation recognized as R&D costs and SG&A costs for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Research and Development	$(69,835)	$122,746
Selling, General and Administrative	146,634	(137,057)
Total	$76,799	$(14,311)

     Warrants

The following table summarizes warrants issued and outstanding as of September 30, 2023:

	Warrant Shares	Exercise Price Per Share	Date Issued	Expiration Date
Old Adamis Warrants	840	$595.00	November 15, 2007	November 15, 2023
2019 Warrants	197,055	$80.50	August 5, 2019	August 5, 2024
2020 Warrants	5,000	$49.00	February 25, 2020	September 3, 2025
Series C Preferred Warrants	10,714	$32.90	July 5, 2022	January 5, 2028
March 2023 Common Stock Warrants	685,714	$9.66	March 16, 2023	September 16, 2028
August 2023 Common Stock Warrants	5,285,000	$1.35	August 4, 2023	August 4, 2028
Total	6,184,323

Shares Reserved

As of September 30, 2023, the Company has reserved shares of common stock for issuance upon exercise of outstanding options, warrants including all of the warrants in the table above and restricted stock units, as follows:

Warrants	6,184,323
Restricted Stock Units	7,143
Non-Plan Awards	1,428
2009 Equity Incentive Plan	32,457
Legacy DMK Options Assumed by the Company	231,490
Conversion of Series C Preferred stock	697,674
Conversion of Series E Preferred stock	1,212,000
Total Shares Reserved	8,366,515

 Note 13: Commitments and Contingencies

Firm Purchase Commitments

The Company has a production threshold commitment to a manufacturer of our SYMJEPI Products where the Company would be required to pay for maintenance fees if it does not meet certain periodic purchase order minimums. Any such maintenance fees would be prorated as a percentage of the required minimum production threshold. For the three and nine month periods ended September 30, 2023 and 2022, there were no purchases under firm purchase commitments. The maintenance fees for the three and nine months ended September 30, 2023 were approximately $268,000 and $804,000, respectively, and were recorded as cost of sales in the condensed consolidated statement of operations. There were no maintenance fees incurred during the three and nine months ended September 30, 2022.

Abandonment of ROU Assets

The Company has one operating lease for an office space in San Diego, CA with the lease term through November 30, 2023 and base rent of $32,000 per month. The Company ceased the use of this space in August 2023 and the related right-of-use asset was deemed abandoned. The ROU asset was reduced to its salvage value of zero as of its cease-use date which resulted in an impairment charge of $116,934 included in general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

 Note 14: Income Taxes

The Company did not record any income tax provision or benefit for the three and nine months ended September 30, 2023 and 2022. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its history of gross losses and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2023 and December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements and accompanying notes of the Company appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Our financial results for the three- and nine- months ended September 30, 2023, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

Information Relating to Forward-Looking Statements

This Report, and the discussion of our financial condition and results of operations, contain and include forward-looking statements. Such statements are not historical facts, but are based on our current expectations, estimates and beliefs about our business and industry. Such forward-looking statements may include, without limitation, statements about our strategies, objectives and our future achievements; our expectations for growth; estimates of future revenue; our current or future expenses, obligations or liabilities; our sources and uses of cash; our liquidity needs; our current or planned clinical trials or research and development activities; anticipated completion dates for clinical trials; product development timelines; anticipated dates for commercial introduction of products; our future products; regulatory matters; our expectations concerning the timing of regulatory actions relating to our products and product candidates; anticipated dates for meetings with regulatory authorities and submissions to obtain required regulatory marketing approvals; expense, profit, cash flow, or balance sheet items or any other guidance regarding future periods; the impact of broad-based business or economic disruptions, including relating to the health emergencies, on our ongoing business and prospects; our expectations concerning the outcome of proceedings discussed in this Report under Item 1 of Part II of this Report under the caption “Legal Proceedings”; and other statements concerning our future operations and activities.  Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. In some cases, you can identify forward-looking statements by terminology, such as “believe,” “will,” “expect,” “may,” “anticipate,” “estimate,” “intend,” “plan,” “should,” and “would,” or the negative of such terms or other similar expressions. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report. These forward-looking statements are not guarantees of future performance and concern matters that could subsequently differ materially from those described in the forward-looking statements. Actual events or results may differ materially from those discussed in this Report. In addition, many forward-looking statements concerning our anticipated future business activities assume that we have or are able to obtain sufficient funding to support such activities and continue our operations and planned activities. As discussed elsewhere in this Report, we will require additional funding to continue operations, and there are no assurances that such funding will be available. Failure to timely obtain required funding would adversely affect and could delay or prevent our ability to realize the results contemplated by such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Because factors referred to elsewhere in this Report and in our 2022 Form 10-K, including without limitation the “Risk Factors” section in this Report and in the 2022 Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and except as may be required by applicable law, we undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date of this Report. Important risks and factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Report including, without limitation, under the headings “Part II, Item 1A. Risk Factors,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our 2022 Form 10-K, including, without limitation, under the headings “Part I, Item 1A. Risk Factors,” “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our subsequent filings with the Securities and Exchange Commission, press releases and other communications.

Unless the context otherwise requires, the terms “we,” “our,” “the company” and “the Company” refer to DMK Pharmaceuticals Corporation, a Delaware corporation, and its subsidiaries.

Investors and others should note that we may announce material information to our investors using our website (www.dmkpharmaceuticals.com), SEC filings, press releases, public conference calls and webcasts, as well as social media and blogs.  We use these channels as a means of disclosing material non-public information and making disclosures pursuant to Regulation FD, and to communicate with our members and the public about our company. It is possible that the information we post on our website or social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on our website social media channels and blogs listed on our investor relations website.

General

Company Overview

We are a specialty biopharmaceutical company focused on developing and commercializing products in the substance use disorder space including treatment of opioid use disorder. Our two commercial products are designed to treat opioid overdose and anaphylactic shock. The first is ZIMHI® (naloxone HCL Injection, USP) 5 mg/0.5 mL, which was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of opioid overdose, and the second is SYMJEPI® (epinephrine) Injection 0.3mg, which was approved by the FDA for use in the emergency treatment of acute allergic reactions, including anaphylaxis, for patients weighing 66 pounds or more, and SYMJEPI (epinephrine) Injection 0.15mg, which was approved by the FDA for use in the treatment of anaphylaxis for patients weighing 33-65 pounds. The foundation of our development pipeline is a proprietary portfolio of approximately 750 small molecule neuropeptide analogues. Our lead clinical-stage product candidate is for the treatment opioid use disorder and acute and chronic pain. The portfolio also has the potential to generate other compounds for treatment of various substance use disorders and compounds for life cycle management and backup molecules.

On May 25, 2023, we completed a merger transaction, or the Merger, with DMK Pharmaceuticals Corporation, a New Jersey corporation (“Legacy DMK”), pursuant to an Agreement and Plan of Merger and Reorganization dated as of February 24, 2023, or the Merger Agreement, by and among the Company, Legacy DMK, Aardvark Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provided for the merger (the “Merger”) of Legacy DMK with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of the Company. Prior to the Merger, Legacy DMK was a privately-held, clinical stage biotechnology company focused on the development and commercialization of potential products for a variety of central nervous disorders. Pursuant to the Merger, each share of common stock of Legacy DMK was converted into the right to receive a number of shares of the Company’s common stock and, in the case of certain Legacy DMK stockholders, shares of our Series E Convertible Preferred Stock, or Series E Preferred. Additionally, Merger Sub changed its name to DMK Pharmaceuticals Corporation.

Effective September 6, 2023, pursuant to a certificate of amendment to the Company’s restated certificate of incorporation, Adamis Pharmaceuticals Corporation changed its name to DMK Pharmaceuticals Corporation. In connection with the change of the Company’s corporate name, Merger Sub’s corporate name was changed to Adamis Pharmaceuticals Corporation.

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

Product Candidates

As a result of our Merger with Legacy DMK, we acquired a portfolio of approximately 750 novel small molecule neuropeptide analogues and a number of product candidates and technologies in development for opioid use disorder and other neuro-based disorders. We intend to focus on developing therapies with novel mechanisms of action to treat these important conditions where patients are currently underserved, including substance abuse disorders. We intend to develop mono, bi- and tri-functional small molecules that simultaneously modulate critical networks in the nervous system with the goal of creating treatments that are efficacious, safe, and tolerable and could address several unmet or underserved medical needs by taking the novel approach to integrate with the body’s own efforts to regain balance of disrupted physiology. By designing small molecule analogs of neuropeptides, one or multiple receptors can be targeted by a single molecule to support a transition back to a balanced neurophysiological state.

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

Going Concern and Management Plan

            The financial statements included elsewhere herein for the three and nine months ended September 30, 2023 and 2022, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. However, as of September 30, 2023, we had cash and cash equivalents of approximately $6.7 million, an accumulated deficit of approximately $323.5 million, and liabilities of approximately $13.9 million. We have incurred substantial recurring losses from continuing operations, have used, rather than provided, cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

           Our management intends to attempt to secure additional required funding through equity or debt financing if available, seeking to enter into a partnership or other strategic agreement regarding, or sales or out-licensing of, our commercial products, product candidates or intellectual property assets or other assets, revenues relating to supply and sale of ZIMHI and SYMJEPI products and share of net profits received relating to sales in the U.S. of our ZIMHI and SYMJEPI products, seeking partnerships or commercialization agreements with other pharmaceutical companies or third parties to co-develop and fund research and development or commercialization efforts of our products.  There can be no assurance that we will be successful in obtaining the required funding. If we do not obtain required funding, our cash resources will be depleted in the near term and we would be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection, dissolution or liquidation, or other alternatives that could result in our stockholders losing some or all of their investment in us. We have implemented expense reduction measures including, without limitation, employee headcount reductions and the reduction or discontinuation of certain product development programs.

Results of Operations

Our consolidated results of operations are presented for the three and nine months ended September 30, 2023 and 2022. Certain financial results (revenues and expenses) relating to the business formerly conducted by USC are reflected in Note 4, Discontinued Operations and Assets Held for Sale, of the notes to the condensed consolidated financial statements appearing elsewhere in this Report.  Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to the continuing operations of the Company, which includes the operations of Legacy DMK from the date of acquisition.

The following table summarizes the significant items within our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022
Revenue, net	$9	$1,506	$(1,497)	$1,469	$2,605	$(1,136)
Cost of goods sold	338	1,648	(1,310)	2,488	3,706	(1,218)
Gross loss	(329)	(142)	(187)	(1,019)	(1,101)	82
Selling, general and administrative expenses	2,517	2,508	9	11,332	10,097	1,235
Research and development expenses	419	1,978	(1,559)	2,106	9,520	(7,414)
Acquired in-process research & development (IPR&D)	—	—	—	6,540	—	6,540
Other income (expense), net	1,529	357	1,172	3,243	(2,079)	5,322
Net loss from continuing operations	(1,736)	(4,271)	2,535	(17,754)	(22,797)	5,043
Net income (loss) from discontinued operations	348	(128)	476	(1,151)	(354)	(797)
Net Loss Applicable to Common Stock	(1,388)	(4,399)	(3,011)	(18,905)	(23,151)	(4,246)

Three Months Ended September 30, 2023 and 2022

Revenues. Revenues were approximately $9,000 and $1,506,000 for the three months ended September 30, 2023 and 2022, respectively. The revenues recognized during the three months ended September 30, 2023 represent license fees received in relation to the USWM Agreement, which are recognized as revenue ratably over the term of the license. The revenues recognized during the three months ended September 30, 2022 were primarily attributable to approximately $1.3 million of sales of ZIMHI to USWM recognized in that quarter and approximately $0.6 million in recognition of deferred revenue due to the Company's reassessment of performance obligations met under the USWM Agreement, offset by product recall costs of approximately $0.4 million, which were recorded as contra-revenue. There were no product revenues for SYMJEPI or ZIMHI during the three months ended September 30, 2023 due to continued sourcing issues with the syringes for SYMJEPI, and due to the lack of orders for ZIMHI from USWM. The Company has been evaluating the disappointing results of USWM’s commercialization efforts in creating market access and sales for ZIMHI and has taken additional steps to bolster USWM’s work. As of the date of this Report, the Company remains unable to manufacture SYMJEPI. While we are committed to returning SYMJEPI to the market, we will not do so until we are satisfied that sufficient corrective actions have been implemented to avoid a repeat of the circumstances which led to the voluntary recall.

Cost of Goods Sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory, assembly line depreciation and other related expenses. Cost of goods sold was approximately $338,000 and $1,648,000 for the three months ended September 30, 2023 and 2022, respectively. The gross loss for the three months ended September 30, 2023 was approximately $329,000 compared to approximately $142,000 for the three months ended September 30, 2022. Cost of goods sold for the third quarter of 2023 compared to the third quarter of 2022 decreased approximately $1.3 million primarily due to a decrease in assembly line depreciation of approximately $0.4 million which was fully depreciated in May 2023, a decrease in ZIMHI production costs of approximately $1.2 million, offset by an increase in maintenance fees to USWM of approximately $0.3 million due to the lack of product production.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of consulting and employee compensation, professional fees which include legal, accounting and audit fees, and fixed assets depreciation and amortization expenses. SG&A expenses for the three months ended September 30, 2023 and 2022 were approximately $2,517,000 and $2,508,000, respectively. The increase in SG&A expenses of approximately $9,000 was primarily due to an increase in legal expenses of approximately $0.1 million, offset by a decrease in compensation and accounting related expenses of approximately $0.1 million.

Research and Development Expenses. Our research and development, or R&D, costs are expensed as incurred and include costs to conduct clinical trials, contract research costs, R&D consulting and R&D employee compensation and R&D supplies. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses were approximately $419,000 and $1,978,000 for the three months ended September 30, 2023 and 2022, respectively. The decrease of approximately $1.6 million was primarily attributable to a decrease in costs of approximately $1.6 million related to the Tempol product candidate clinical trial that was halted in the third quarter of fiscal year 2022. The research and development expenses of approximately $0.4 million incurred during the three months ended September 30, 2023 is primarily attributable to continued development of our ZIMHI product.

Other Income or Expense. Other Income or Expense consists primarily of interest income, interest expense, penalty fees, changes to the fair value of warrant liabilities, and other miscellaneous transactions. Other income was approximately $1,529,000 and $357,000 for the three months ended September 30, 2023 and 2022, respectively. The increase in Other Income of approximately $1.2 million is primarily due to the increase in the gains from the revaluation of the warrant liabilities of approximately $0.7 million and an increase of approximately $0.2 million in insurance proceeds received related to a legal matter. Additionally, an Other Expense of approximately $0.3 million related to the loss on Fagron variable consideration was recognized in the prior year’s third quarter, compared to $0 in the third quarter of 2023.

Income (Loss) from Discontinued Operations. The Company recorded a net income (loss) from discontinued operations, after taxes, of approximately $348,000 and $(128,000) for the three months ended September 30, 2023 and 2022, respectively.  The increase in income from discontinued operations of approximately $0.5 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to the gain on asset disposal of approximately $0.4 million recorded upon the sale of the USC land, building, and equipment during the third quarter of 2023. Additionally, the SG&A costs attributable to the discontinued operations decreased approximately $0.1 million in the third quarter of 2023 as compared to the third quarter of 2022 as the Company continues the winding down of USC's former business operations.

Nine Months Ended September 30, 2023 and 2022

Revenues. Revenues were approximately $1,469,000 and $2,605,000 for the nine months ended September 30, 2023 and 2022, respectively. The decrease of approximately $1.1 million was primarily attributable to a decrease in sales of ZIMHI to USWM of approximately $0.9 million, offset by a decrease in product recall costs of approximately $0.4 million, which were recorded as contra-revenue during the nine months ended September 30, 2022. The Company has been evaluating the disappointing results of USWM’s commercialization efforts in creating market access and sales for ZIMHI and has taken additional steps to bolster USWM’s work. Additionally, a decrease of approximately $0.6 million is attributable to the recognition of deferred revenue during the nine months ended September 30, 2022, due to the Company's reassessment of performance obligations met under the USWM Agreement.

Cost of Goods Sold. Our cost of goods sold includes direct and indirect costs to manufacture formulations and sell products, including active pharmaceutical ingredients, personnel costs, packaging, storage, shipping and handling costs, the write-off of obsolete inventory, assembly line depreciation and other related expenses. Cost of goods sold was approximately $2,488,000 and $3,706,000 for the nine months ended September 30, 2023 and 2022, respectively. The gross loss for the nine months ended September 30, 2023 was approximately $1,019,000 compared to approximately $1,101,000 for the nine months ended September 30, 2022. Cost of goods sold for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 decreased by approximately $1.2 million, primarily due to a decrease in assembly line depreciation of approximately $0.9 million, a decrease in defective and obsolete inventory expenses of approximately $0.2 million, and a decrease of approximately $0.9 million in ZIMHI production costs, offset by an increase in maintenance fees of approximately $0.8 million due to the lack of product production.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of consulting and employee compensation, professional fees which include legal, accounting and audit fees, and fixed assets depreciation and amortization. SG&A expenses for the nine months ended September 30, 2023 and 2022 were approximately $11,332,000 and $10,097,000 respectively. The increase in SG&A expenses of approximately $1.2 million was primarily attributable to increases of approximately $1.4 million of the costs related to the Merger, approximately $0.9 million related to legal expenses, offset by a decrease in compensation and employment separation expenses of approximately $1.1 million.

Research and Development Expenses. Our research and development, or R&D, costs are expensed as incurred and include costs to conduct clinical trials, contract research costs, R&D consulting and R&D employee compensation and R&D supplies. Non-refundable advance payments for goods and services to be used in future research and development activities are recorded as an asset and are expensed when the research and development activities are performed. R&D expenses were approximately $2,106,000 and $9,520,000 for the nine months ended September 30, 2023 and 2022, respectively. The decrease of approximately $7.4 million was primarily attributable to a decrease in development spending on the Tempol product candidate in which the related clinical trial was halted in the third quarter of 2022 of approximately $5.5 million, a decrease in other development spending of approximately $0.4 million on other product candidates, and a decrease in compensation expenses for research and development employees of approximately $1.5 million primarily due to the reduction in work force.

Acquired In-Process Research & Development (IPR&D). We elected to expense the fair value of the Acquired IPR&D from the DMK Merger due to its early stage and its lack of alternative future use. Acquired IPR&D was approximately $6,540,000 and $0, for the nine months ended September 30, 2023 and 2022, respectively.  There was no asset acquisition completed during the nine months ended September 30, 2022.

Other Income or Expense. Other Income (Expense) consists primarily of interest income, interest expense, changes to the fair value of warrant liabilities, and other transactions. Other income (expense) totaled approximately $3,243,000 and $(2,079,000) for the nine months ended September 30, 2023 and 2022, respectively. The increase in other income (expense) of approximately $5.3 million was primarily attributable to the increase in the gain recognized from the change in the fair value of warrants of approximately $4.6 million, an increase in the gain recognized due to additional Employee Retention Credit received during the second quarter of 2023 of approximately $0.5 million, and an increase in insurance proceeds received of approximately $0.3 million. This increase in other income (expense) was offset by an increase of approximately $0.3 million in interest expense and contingent loss liability related to the USC lease, and approximately $2.5 million in losses related to the excess of the fair value of the March 2023 warrants over the proceeds received from that transaction. Additionally, for the nine months ended September 30, 2022, losses on Fagron variable consideration of approximately $0.9 million were recorded, and a contingent accrual loss related to the PPP2 loan of approximately $1.8 million was recorded, as compared to no such losses recorded during the nine months ended September 30, 2023.

Loss from Discontinued Operations. The company recorded a net loss from discontinued operations of approximately $1,151,000 and $354,000 for the nine months ended September 30, 2023, and 2022, respectively. The increase in loss from discontinued operations of approximately $0.8 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily attributable to the impairment charge taken on the USC land and building of approximately $1.5 million during the second quarter of 2023 to reduce the carrying value of the property to the anticipated sales price less commissions, offset by the gain on asset disposal of approximately $0.4 million recorded upon the sale of the USC land, building, and equipment during the nine months ended September 30, 2023, as well as the decrease of approximately $0.3 million in SG&A expenses as the Company continues the winding down of USC's former business operations.

Liquidity and Capital Resources

We have incurred net losses from our continuing and discontinued operations of approximately $18.9 million and $23.2 million for the nine months ended September 30, 2023 and 2022, respectively. Since inception, and through September 30, 2023, we have an accumulated deficit of approximately $323.5 million. Since inception and through September 30, 2023, we have financed operations principally through product sales, public and private issuances of common stock, preferred stock and warrants and through debt financing. On July 25, 2023, we closed a transaction involving the sale of a building and real property located in Conway, Arkansas, formerly utilized by our discontinued USC compounding pharmacy business, as well as certain related personal property equipment and assets and intellectual property, to an unaffiliated third-party purchaser, for total aggregate net proceeds of approximately $1.8 million. In addition, on August 4, 2023, we completed an offering of 4,800,000 shares of our common stock, 1,130,000 prefunded warrants and common stock purchase warrants to purchase up to 5,930,000 shares of our common stock and received net proceeds of approximately $7.1 million. However, we will need additional funding in the future to satisfy our existing and future obligations, liabilities and working capital needs, to support commercialization of our products and conduct clinical and regulatory work to develop our product candidates, to begin building working capital reserves, and for other purposes. We intend to seek to finance future cash needs primarily through proceeds from equity or debt financings, loans, share of profits anticipated to be received relating to sales in the U.S. of our SYMJEPI and ZIMHI products, sales of assets, out-licensing transactions, and/or collaborative agreements with corporate partners.

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

As of September 30, 2023, we had cash and cash equivalents of approximately $6.7 million.

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(7,853)	$(24,378)
Net cash provided by investing activities	2,747	3,329
Net cash provided by financing activities	10,688	285
Increase (decrease) in cash, cash equivalents and restricted cash	$5,582	$(20,764)

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022, was approximately $7.9 million and $24.4 million, respectively. Our net cash used in operating activities decreased by approximately $16.5 million primarily due to a decrease in our net losses of approximately 4.3 million, an increase in noncash expenses of approximately $3.3 million, and a decrease in net operating assets.

              Net cash provided by investing activities for the nine months ended September 30, 2023 and 2022, was approximately $2.7 million and $3.3 million, respectively. Net cash provided by investing activities decreased by approximately $0.6 million. Net cash provided by investing activities for the nine months ended September 30, 2023 is primarily related to the proceeds of approximately $2.6 million related to the sale of certain fixed assets which were classified in discontinued operations, and approximately $0.1 million of cash acquired in the DMK Merger. Net cash provided by investing activities for the nine months ended September 30, 2022 is primarily related to the proceeds of approximately $3.9 million received from the sale of USC assets to Fagron in the first half of 2022, offset by the purchases of equipment of approximately $0.6 million during the nine months ended September 30, 2022.

Net cash provided by financing activities was approximately $10.7 million $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by financing activities increased by approximately $10.4 million due to the net proceeds of approximately $2.7 million from the March 2023 Offering, net proceeds of approximately $7.1 million from the August 2023 Offering, and approximately $0.9 million of proceeds received upon the exercise of common stock warrants. During the nine months ended September 30, 2022, net cash provided by financing activities included approximately $0.3 million of proceeds received from the issuance of preferred stock and warrants.

As noted above under the heading “Going Concern and Management Plan,” through September 30, 2023, we have incurred substantial losses.  We will be required to devote significant cash resources to support our intended development programs and sustain operations and activities.  The availability of any required additional funding cannot be assured.  In addition, an adverse outcome in legal or regulatory proceedings in which we are or in the future could be involved could adversely affect our liquidity and financial position.  See Note 11 of the notes to our consolidated financial statements included elsewhere herein.  If in the future we are not able to obtain additional required equity or debt funding, our cash resources could be depleted, and we could be required to suspend operations or seek bankruptcy protection.  No assurance can be given as to the timing or ultimate success of obtaining future funding.  Even if we are successful in obtaining required additional funding to permit us to continue operations at the levels that we desire, substantial time may pass before we obtain regulatory marketing approval for any additional pharmaceutical products and begin to realize revenues from sales of such additional products. No assurance can be given as to the timing or ultimate success of obtaining any required future funding. In addition, there can be no assurance that deterioration in credit and financial markets will not occur, which would make it more difficult, or more costly or dilutive, to obtain any necessary debt or equity financing.  In addition, as disclosed elsewhere in this Report, on May 11, 2021, both the USAO and the SEC have initiated investigations of the company relating to, among other matters, certain veterinary products sold by the company’s USC subsidiary, certain practices, agreements and arrangements relating to products sold by USC, including veterinary products, and certain regulatory and other matters relating to the company and USC. We have received additional requests for production of documents from the SEC and the USAO and continue to engage in communications with the SEC and the USAO regarding their investigations. We or our USC subsidiary may be found to have violated one or more laws arising from the subject matter of the subpoenas. There can be no assurance that any resolution of these matters and investigations with the USAO or SEC will not have a material and adverse effect on the company. The foregoing matters could subject the company and its officers and directors to civil or criminal proceedings, and depending on the resolution of the matters or any proceedings, could result in fines, payments, or financial remedies in amounts that may be material to our financial condition, or equitable remedies, and materially and affect the company’s business, previously reported financial results, financial results included in this Report, or future financial results.   The occurrence of any of these events could have a material adverse effect on the company’s business, financial condition and results of operations.

Material Cash Requirements

           Based on our current and anticipated level of operations, we do not believe that our cash and cash equivalents together with anticipated revenues from operations and cash inflows from other sources and amounts that we expect to receive as a result of our sales of assets relating to our former USC business, will be sufficient to meet our anticipated operating expenses, capital expenditures and obligations for at least 12 months from the date of this Report. Even giving effect to our sale of the building and real property in Conway, Arkansas, for total aggregate estimated net proceeds of approximately $1.8 million and the net proceeds of approximately $7.1 million from our equity offering completed in August 2023, we will require additional funding in the near term to satisfy our substantial accounts payable balance and sustain operations. We will seek to raise additional funds or seek funding from a variety of sources including proceeds from equity or debt financings if available, loans, revenues relating to sales of our SYMJEPI product (after relaunch) and our ZIMHI product, sales or out-licensing of intellectual property assets or other assets, products, product candidates or technologies. Additional required capital may not be available on a timely basis, on favorable terms, or at all, and such funding, if raised, may not be sufficient to meet our obligations or enable us to continue to implement our long-term business strategy. In addition, obtaining additional funding or entering into other strategic transactions could result in significant dilution to our stockholders. If we do not receive required funding and are not able to engage in a merger, sale or other strategic transaction, we would likely be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection.

           We have entered into arrangements with clinical sites and clinical research organizations, or CROs, for the conduct of our clinical trials. We make payments to these clinical sites and CROs based in part on the number of eligible patients enrolled, the length of their participation in the clinical trials and activities undertaken by the clinical sites and CROs. At this time, the close-out of the Phase 2/3 clinical trial relating to Tempol was substantially completed in December 2022, and we are in the process of completing the final reconciliation of costs related to the Tempol clinical trial. In addition, we have entered into agreements and arrangements with third parties for the manufacture and supply of clinical and commercial materials and drug products, including for our SYMJEPI and ZIMHI products and our halted clinical trial for our Tempol product candidate. In some of our agreements with manufacturers, we have a production threshold commitment where we would be required to pay for maintenance fees if we do not meet certain periodic purchase order minimums or we have firm purchase commitments we would be liable for. Maintenance fees for the nine months ended September 30, 2023 and 2022 were approximately $804,000 and $0, respectively. There were no purchases under the firm purchase commitments for the three or nine months ended September 30, 2023 and 2022. Under certain of these agreements, we may be subject to penalties in the event that we prematurely terminate these agreements. We intend to use our current financial resources to fund our obligations under these commitments. As disclosed elsewhere in this Report, on March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes to the consumer level, due to the potential clogging of the needle preventing the dispensing of epinephrine. USWM is handling the recall process for the company, with company oversight. SYMJEPI is manufactured and tested for us by Catalent Belgium S.A. The ultimate costs of the recall and the allocation of costs of the recall, including the costs to us resulting from the recall, are unknown as of the date of this Report; however, the FDA has notified us that the FDA considers the voluntary recall terminated. Additionally, the recall could cause the company to suffer reputational harm, depending on the resolution of matters relating to the recall could result in the company incurring additional financial costs and expenses which could be material, has adversely affected and could continue to adversely affect the supply of SYMJEPI products until manufacturing is resumed, and depending on the resolution of matters relating to the recall could have a material adverse effect on our business, financial condition, and results of operations.

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

The purchase price, or total consideration transferred, to acquire DMK in the Merger was comprised of the following:

Fair Value of the Company's Common Stock issued to Legacy DMK shareholders	$757,038
Fair Value of the Company's Series E Preferred issued to Legacy DMK shareholders	4,853,000
Fair Value of Legacy DMK options assumed and replaced by the Company	415,809
Legacy DMK incurred Merger-related costs paid for by the Company	492,456
Total Consideration Transferred	$6,518,303

The fair value of the 302,815 shares of common stock issued in connection with the Merger was based on the closing price of our common stock on the date of acquisition multiplied by the number of common shares issued.

The fair value of the 1,941.2 shares of Series E Preferred issued in connection with the Merger was based on the closing price of our common stock on the date of acquisition multiplied by the number of common shares the Series E preferred stock is convertible into (1,941,200). The same fair value basis was utilized as our common stock for the Series E Preferred because the Series E Preferred have no preferences over common stock.

Pursuant to the Merger agreement, at the effective time, the outstanding DMK stock options to purchase shares of DMK common stock were assumed by us and became options to purchase a total of 231,490 shares of the Company’s common stock, with proportionate adjustments to the exercise prices per share of such options based on the exchange ratio determined pursuant to the Merger Agreement. The assumed options continue to be governed by the terms of the DMK 2016 Stock Plan, which was assumed by us in connection with the closing of the Merger. The assumed options were fully vested and the replacement awards was treated as additional purchase price consideration paid by us.

The fair value of the replacement awards is based primarily on inputs that are observable or can be corroborated by observable market data (such as our closing stock price and the published treasury par yield curves from the US Department of the Treasury). The estimated fair value of the replacement options of $415,809 was calculated using the Black Scholes Option Pricing Model. Key inputs at the date of closing, include expected volatility of 119.5% based on a 50/50 weighting of calculated volatility of our stock of approximately 107% (based on calculated volatility) and DMK's implied volatility of 132%, our stock price on the date of closing of $2.50, expected dividend yield of 0.0%, expected term ranging from 2.3699 years to 4.3726 years and average risk-free interest rate (based on the published treasury par yield curves from the US Department of Treasury) of approximately 4.06%.

  Recent Accounting Pronouncements

We periodically monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board for applicability to our operations. We do not expect the adoption of accounting pronouncements recently issued during the third quarter of calendar year 2023 to have a significant impact on our results of operations, financial position or cash flow.

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

            As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nasdaq Compliance

As previously disclosed, on October 4, 2023, the Company received notice (the “Prior Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it failed to evidence a minimum closing bid price of $1.00 per share, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), for the previous 30 consecutive days and that the Company was provided a grace period of 180 calendar days from the date of the Prior Notice, or until April 1, 2024, to regain compliance with the Bid Price Rule, in accordance with Listing Rule 5810(c)(3)(A).  Also as previously disclosed, on October 11, 2023, the Company received notice from the Staff that, due to the Company’s failure to regain compliance with the minimum $35 million market value of listed securities (“MVLS”) requirement set forth in Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”) during the 180-day grace period previously granted to the Company that expired on October 9, 2023, the Company’s common stock was subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”).

                In response, the Company timely requested a hearing before the Panel, which request stayed any further action by Nasdaq at least until the hearing is held and any extension the Panel may grant to the Company following the hearing expires.

                On October 18, 2023, the Company received a superseding notice from the Staff (the “Subsequent Notice”), indicating that the Prior Notice was issued in error. The Subsequent Notice indicated that because the Company was subject to a one-year Mandatory Panel Monitor as a result of a prior hearing before the Panel, the Company was not eligible for the automatic 180-day compliance grace period provided by Listing Rule 5810(c)(3)(A) and that the Company’s non-compliance with the Bid Price Rule serves as an additional basis for delisting from Nasdaq.

At the hearing before the Panel, the Company will address its plan to regain compliance with both the Bid Price Rule and the MVLS Rule as well as its continued compliance with all other applicable criteria for continued listing on The Nasdaq Capital Market. There can be no assurance, however, that the Panel will grant the Company’s request for continued listing or that the Company will evidence compliance with the listing rules prior to the expiration of any extension that may be granted by the Panel following the hearing.

Jerald Hammann

On June 8, 2021, Jerald Hammann filed a complaint against the Company and each of its directors in the Court of Chancery of the State of Delaware, captioned Jerald Hammann v. Adamis Pharmaceuticals Corporation et al., C.A. No. 2021-0506-PAF (the “Complaint”), seeking injunctive and declaratory relief.  The Complaint alleges, among other things, that the defendants (i) violated Rule 14a-5(f) and 14a-9(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Company’s 2021 annual meeting of stockholders—which was subsequently held on July 16, 2021 (the “2021 annual meeting”)—and disseminated false and misleading information in the Company’s proxy materials relating to the 2021 annual meeting, (ii) violated certain provisions of the Company’s bylaws relating to the 2021 annual meeting, (iii) violated section 220 of the Delaware General Corporation Law (“DGCL”) in connection with a request for inspection of books and records submitted by the plaintiff, and (iv) breached their fiduciary duties of disclosure and loyalty, including relating to establishing and disclosing the date of the Company’s 2021 annual meeting and to the Company’s determination that a solicitation notice delivered to the Company by plaintiff was not timely and was otherwise deficient.  On April 4, 2022, the plaintiff filed a motion to amend the Complaint. The proposed amended Complaint added additional allegations relating to the manner in which the defendants established and disclosed the date of the Company’s 2021 annual meeting of stockholders and to statements the defendants made about the plaintiff to the Company’s stockholders. On April 28, 2022, the Court granted the motion. Trial on the merits of the plaintiff’s claims was held on March 16, 2023.  On August 23, 2023, the Court entered its opinion rendering judgment in favor of the Company and the other defendants and against the plaintiff as to all of the plaintiff’s claims.  On August 30, 2023, the plaintiff filed a motion for re-argument.  On October 16, 2023, the Court denied the plaintiff’s motion except with respect to an issue of nominal damages but concluded that nominal damages were not warranted.  On October 9, 2023, the plaintiff filed a motion for a temporary restraining order seeking to enjoin the defendants from distributing proxy materials and holding the Company’s 2023 annual meeting of stockholders.  On October 12, 2023, the Court denied the plaintiff’s motion for a temporary restraining order, and on October 16, 2023, the Court issued an order denying the plaintiff’s motion for re-argument. On November 3, 2023, plaintiff filed a notice of appeal to the Supreme Court of the State of Delaware.

CVI Investments

On October 19, 2023, a purported shareholder of the Company filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, captioned CVI Investments vs. DMK Pharmaceuticals Corporation f/k/a Adamis Pharmaceuticals Corporation, Index No. 655184/2023 (the “Complaint”).  The Complaint alleges that the Company breached two warrant agreements Plaintiff entered into with the Company in connection with Plaintiff’s previous purchases of shares of Adamis stock.  Specifically, the Complaint alleges that the Company failed to repurchase two warrants previously issued to the Plaintiff for the repurchase price specified in the warrants, allegedly in violation of the terms of the warrants that provide for the repurchase of the warrants following timely notice from the warrant holder following the occurrence of certain specified events. The Complaint seeks (i) actual and compensatory damages from the purported breaches, (ii) reasonable attorneys’ fees and other costs and expenses incurred in connection with the Complaint, and (iii) pre- and post-judgment interest.  The Company’s deadline to respond to the Complaint is November 22, 2023. The Company disputes that it was obligated to repurchase the warrants and intends to vigorously dispute the claim.

Arbitration

On October 20, 2023, David Marguglio filed a demand for arbitration with Judicial Arbitration and Mediation Services, Inc. (JAMS) challenging the grounds of the separation of his employment, alleging that he is entitled to severance under the terms of his employment agreement, and demanding that the Company pay the costs of the arbitration.  The Company contends that Mr. Marguglio is not entitled to severance under the terms of his employment agreement.

Turbare Real Estate Holdings

On May 26, 2023, Turbare Real Estate Holdings, LLC filed a complaint against the Company in the Circuit Court of Faulkner County Arkansas, captioned Turbare Real Estate Holdings, LLC v Adamis Pharmaceutical Corporation 23CV-23-796. The suit alleges breach of contract, seeking $1,414,943.08, with additional amounts still being incurred, plus costs and attorney fees, for alleged required repairs under a lease agreement between the parties.  The Company has filed a counter suit, alleging as to Turbare Real Estate Holdings, LLC, claims for breach of lease agreement, conversion, civil conspiracy for conversion, replevin, and unjust enrichment.  Additionally, the Company has added, as third party defendant, Turbare Manufacturing, LLC, alleging claims of breach of an access agreement for the leased real estate, conversion, civil conspiracy for conversion, replevin, tortious interference with contract, and unjust enrichment. On November 3, 2023, plaintiff filed a notice of appeal to the Supreme Court of the State of Delaware.

Supplemental Proxy Disclosures

On April 11, 2023, a purported stockholder of the Company filed a complaint against the Company and each of its directors in the United States District Court for the Southern District of New York, captioned Lapin vs. Adamis Pharmaceuticals Corporation, Case No. 1:23-cv-03023 (the “Complaint”). The Complaint alleged that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, by causing a materially incomplete and misleading Preliminary Proxy Statement to be filed with the SEC. Specifically, the Complaint alleged that the Preliminary Proxy Statement contains materially incomplete and misleading information concerning the sales process, financial projections prepared by management, as well as the financial analysis conducted by Raymond James & Associates, Inc., the Company’s financial advisor. The Complaint sought, among other things, (i) injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement or the filing of a definitive proxy statement with the SEC or causing a definitive proxy statement to be disseminated to the Company’s stockholders unless and until the material information described in the Complaint is included in the definitive proxy statement or otherwise disseminated to the Company’s stockholders, and (ii) in the event that the Merger transaction is consummated without the alleged material omissions referenced in the Complaint being remedied, damages and costs and disbursements of the action including reasonable plaintiff’s attorneys’ and experts’ fees and expenses. On July 6, 2023, the plaintiff filed a notice of voluntary dismissal, dismissing the claims in the complaint without prejudice, which was entered by the court on July 7, 2023.

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

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022 and the condensed consolidated financial statements included in this Report, we have sustained substantial recurring losses from operations, have a substantial accumulated deficit, have limited cash resources and significant liabilities. In addition, we have used, rather than provided, cash in our continuing operations. The above conditions raise substantial doubt about our ability to continue as a going concern within one year after such date. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to successfully develop and commercialize products, the market acceptance and success of our products and our ability to obtain additional required funding in the near term and thereafter. If we cannot continue as a viable entity, we might be required to reduce or cease operations or seek dissolution and liquidation or bankruptcy protection, and our stockholders would likely lose most or all of their investment in us.

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

We incurred significant net losses for the periods covered in this Report. We expect that these losses will continue as we continue our research and development activities, support commercialization of our approved products, and continue to conduct our business. These losses will cause, among other things, our stockholders’ equity and working capital to decrease. Any future earnings and cash flow from operations of our business are dependent on our ability to further develop our products and on revenue and profitability from sales of products. There can be no assurance that we will be able to generate sufficient revenue and amounts payable to us under our commercialization agreement relating to our SYMJEPI and ZIMHI products or other commercialization agreements that we may enter into to become profitable at all or on a sustained basis. We expect to have quarter-to-quarter fluctuations in revenue and expenses, some of which could be significant. If our products do not achieve market acceptance, we may never become profitable. As we commercialize and market products, we may incur expenses for product marketing and brand awareness and conduct significant research, development, testing and regulatory compliance activities that, together with general and administrative expenses, could result in substantial operating losses for the foreseeable future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The above matters, or the resolutions of other matters discussed in this Report under the heading of “Legal Proceedings,” or other legal proceedings that may arise, could require the Company to spend material amounts to defend, settle or resolve, and an adverse outcome in one or more of these proceedings could have a material adverse effect on the Company’s business and financial position.

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

Most of our outstanding warrants to purchase shares of common stock issued by us in prior offerings provide that, in the event of a “fundamental transaction,” as defined in the applicable warrant, including, among other things, certain mergers or consolidations of our company, sale of all or substantially all of our assets or a sale of a certain percentage of our common stock, the holders of such warrants have the option, subject to the terms of the applicable warrant, to require us to pay to such holders an amount of cash equal to the Black-Scholes value of the warrants. Such amount could be significantly more than the warrant holders would otherwise receive if they were to exercise their warrants and receive the same consideration as the other holders of common stock, which in turn could reduce the consideration that holders of common stock would be concurrently entitled to receive in such fundamental transaction. Additionally, any future equity financing that we conduct may require us to issue securities that have a similar feature.

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

Business or economic disruptions or global health concerns could harm our business.

Business or economic disruptions or global health concerns could adversely affect our business. We could experience delays in obtaining products or services from our third-party manufacturers or suppliers as a result of the impact of the pandemic or other similar health emergencies on such parties. The extent to which health emergencies will impact our business is difficult to predict and subject to change. In addition, a severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making purchases or payments for our products. Any of the foregoing could harm our business. Any future health emergencies could result in significant governmental measures being implemented to control the spread of the virus, including, at various times, quarantines, shelter-in-place or work-from-home orders or policies, travel restrictions, social distancing and business shutdowns. The effects of any future governmental measures implemented to control the spread of health emergencies could negatively impact productivity of our employees and disrupt our business activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and our ability to conduct business in the ordinary course.

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

The testing of human product candidates entails an inherent risk of allegations of clinical trial liability, while the marketing and sale of approved products entails an inherent risk of allegations of product liability and associated adverse publicity. The production, manufacturing, labeling of pharmaceutical products and compounded pharmaceutical preparations is inherently risky. We could be adversely affected if any of our products prove to be, or are asserted to be, harmful to patients. There are a number of factors that could result in the injury or death of a patient who receives one of our products, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, safety alert, or other proceedings or actions, relating to one or more of such products. On March 21, 2022, we announced a voluntary recall of four lots of SYMJEPI (epinephrine) Injection 0.15 mg (0.15 mg/0.3 mL) and 0.3 mg (0.3 mg/0.3 mL) Pre-Filled Single-Dose Syringes, due to the potential clogging of the needle preventing the dispensing of epinephrine. Our consolidated financial statements for the year ended December 31, 2021, included in our annual report on Form 10-K for the year ended December 31, 2021, included and reflected a reserve of approximately $2.0 million associated with the SYMJEPI recall. As of the date of this Report, the manufacturing of SYMJEPI is on hold.  There can be no assurance concerning the timing of resumption of manufacturing or resupplying USWM with product to enable a relaunch of SYMJEPI.  Under the terms of our commercial agreement with USWM, if after a prolonged period of time we are unable to resume the supply of SYMJEPI to USWM, USWM may elect to terminate the agreement and we may be required to make certain payments to USWM, which could be material. If adverse events or deaths or a product recall, either voluntarily or as required by the FDA or a state board of pharmacy, were associated with our products, we could become subject to product and professional liability lawsuits or other proceedings, including enforcement actions by state and federal authorities or other healthcare self-regulatory bodies or product liability claims or lawsuits. In addition, such matters could result in indemnification claims by third parties or claims relating to the product recall or associated expenses, including third parties that have purchased our SYMJEPI products or that may purchase our ZIMHI product, or to which we have sold certain assets of USC, including claims pursuant to our agreements with third parties. The recall may have an adverse effect on the amount or the timing of our revenues, and on our financial results and liquidity. In addition, current or future insurance coverage may prove insufficient to cover any liability claims brought against us with respect to the SYMJEPI recall, products previously sold by USC, or other matters. Any of the foregoing matters could result in a material adverse effect on our business, results of operations, financial condition and liquidity.

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

We do not own or operate manufacturing facilities for clinical or commercial production of pharmaceutical products and product candidates, we do not have any experience in drug formulation or manufacturing, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Accordingly, we expect to depend on third-party contract manufacturers for the foreseeable future. Any performance failure on the part of our contract manufacturers could delay clinical development, regulatory approval or commercialization of our current or future product candidates, or result in product recalls or shortages or manufacturing halts or delays, depriving us of potential product revenue and resulting in additional losses. Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales.  Additionally, we rely on third parties to supply the raw materials needed to manufacture our existing and potential products.  Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as pandemic or other health emergencies, or natural disasters including earthquakes, typhoons, floods and fires, could adversely affect our supply chain.  Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality.  Any unanticipated disruption to our manufacturers or suppliers could delay shipment of any of our products, increase our cost of goods sold and result in lost sales.

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

Government and insurance reimbursements for healthcare expenditures play an important role for all healthcare providers, including physicians and pharmaceutical companies such as the Company, that plan to offer various products in the United States and other countries in the future. Physicians and patients may decide not to order our products unless third- party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the price of the products. Market acceptance and sales of our products and potential products will depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. In the United States, our ability to have our products eligible for Med an important factor in determining the ultimate success of our products. If, for any reason, Medicare, Medicaid or the insurance companies decline to provide reimbursement for our products, our ability to commercialize our products would be adversely affected.

Third-party payors may challenge the price of medical and pharmaceutical products. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that our product candidates are experimental or not effective, medically necessary, appropriate for the specific patient, cost-effective, supported by peer-reviewed publications, or included in clinical practice guidelines.

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

In both the United States and certain foreign jurisdictions, there have been and are expected to be a number of legislative and regu icare, Medicaid or private insurance reimbursement will be latory changes to the healthcare system in ways that could impact our ability to sell our products profitably. The impact of these changes on the biotechnology and pharmaceutical industries and our business is uncertain.

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

Provisions of our restated certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us, even if a change of control would benefit our stockholders. For example, shares of our preferred stock may be issued in the future without further stockholder approval, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine, including, for example, rights to convert into our common stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future. The issuance of our preferred stock could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage those investors from acquiring a majority of our common stock. Similarly, our bylaws include a prohibition on stockholder action by written consent, which means that all stockholder action must be taken at an annual or special meeting of stockholders. Moreover, our charter documents do not provide for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates. Our bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations. The existence of these charter provisions could have the effect of entrenching management and making it more difficult to change our management. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit or restrict large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, unless one or more exemptions from such provisions apply. These provisions under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future.

The price of our common stock may be volatile.

The market price of our common stock may fluctuate substantially. For example, from January 2022 to September 30, 2023, the market price of our common stock has fluctuated between approximately $0.48 and $59.32, as adjusted by and giving effect to the Reverse Stock Split.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	relatively low trading volume, which can result in significant volatility in the market price of our common stock based on a relatively smaller number of trades and dollar amount of transactions;
●	the timing and results of our current and any future preclinical or clinical trials of our product candidates;
●	the entry into or termination of key agreements, including, among others, key collaboration and license agreements;
●	the results and timing of regulatory reviews relating to the approval of our product candidates;
●	the timing of, or delay in the timing of, commercial introduction of any of our products;
●	the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights;
●	failure of any of our product candidates, if approved, to achieve commercial success;
●	general and industry-specific economic conditions that may affect our research and development expenditures;
●	the results of clinical trials conducted by others on products that would compete with our product candidates;
●	issues in manufacturing our product candidates or any approved products;
●	the loss of key employees;
●	the introduction of technological innovations or new commercial products by our competitors;
●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
●	future sales of our common stock;
●	publicity or announcements regarding regulatory developments relating to our products;
●	period-to-period fluctuations in our financial results, including our cash and cash equivalents balance, operating expenses, cash burn rate or revenue levels;
●	common stock sales in the public market by one or more of our larger stockholders, officers or directors;
●	our filing for protection under federal bankruptcy laws;
●	a negative outcome in any litigation or legal proceeding;
●	effects of public health crises, pandemics and epidemics, such as the COVID-19 outbreak; or
●	other potentially negative financial announcements, such as a review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC.

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

Our common stock is currently listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, the minimum closing bid price requirement, or applicable market capitalization or shareholder equity requirements, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and could materially and adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

As previously disclosed, on October 4, 2023, the Company received notice (the “Prior Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it failed to evidence a minimum closing bid price of $1.00 per share, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), for the previous 30 consecutive days and that the Company was provided a grace period of 180 calendar days from the date of the Prior Notice, or until April 1, 2024, to regain compliance with the Bid Price Rule, in accordance with Listing Rule 5810(c)(3)(A). Also as previously disclosed, on October 11, 2023, the Company received notice from the Staff that, due to the Company’s failure to regain compliance with the minimum $35 million market value of listed securities (“MVLS”) requirement set forth in Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”) during the 180-day grace period previously granted to the Company that expired on October 9, 2023, the Company’s common stock was subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”).

In response, the Company timely requested a hearing before the Panel, which request stayed any further action by Nasdaq at least until the hearing is held and any extension the Panel may grant to the Company following the hearing expires.

On October 18, 2023, the Company received a superseding notice from the Staff (the “Subsequent Notice”), indicating that the Prior Notice was issued in error. The Subsequent Notice indicated that because the Company was subject to a one-year Mandatory Panel Monitor as a result of a prior hearing before the Panel, the Company was not eligible for the automatic 180-day compliance grace period provided by Listing Rule 5810(c)(3)(A) and that the Company’s non-compliance with the Bid Price Rule serves as an additional basis for delisting from Nasdaq.

At the hearing before the Panel, the Company will address its plan to regain compliance with both the Bid Price Rule and the MVLS Rule as well as its continued compliance with all other applicable criteria for continued listing on The Nasdaq Capital Market. There can be no assurance, however, that the Panel will grant the Company’s request for continued listing or that the Company will evidence compliance with the listing rules prior to the expiration of any extension that may be granted by the Panel following the hearing.

Our common stock could become subject to additional trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock. If our common stock became subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If our common stock was delisted from the NASDAQ Capital Market and began to trade on the OTCQB or other trading platform, such trading platforms are viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor could find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

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

Exercise of our outstanding warrants may result in dilution to our stockholders.

We have outstanding warrants to purchase a significant number of shares of our comment stock, which were issued in connection with previous offering financing transactions. Exercise of some or all of these outstanding warrants in the future may result in additional dilution to our stockholders.

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

ITEM  2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

              Information concerning our sales of unregistered securities during the quarter ended September 30, 2023, has previously been reported in reports on Form 8-K that we filed during that quarter.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are attached hereto or incorporated herein by reference.

3.1	Certificate of Amendment to Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed September 8, 2023)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed September 8, 2023)

4.1	Common Stock Purchase Warrant.#

4.2	Form of Pre-Funded Warrant. (Incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1 (File No. 333-273233 on July 13, 2023)

4.3	Warrant Agency Agreement.#

10.1	Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2023)

10.2	Placement Agency Agreement. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 3, 2023)

10.3	Executive Employment Agreement between the Company and Ebrahim Versi dated as of August 23, 2023.* (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 29, 2023)

10.4	Purchase and Sale Agreement.+/**** (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed July 24, 2023)

10.5	Sales Agreement. + (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed July 24, 2023)

10.6	Employment Agreement between the Company and Seth A. Cohen.* (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed October 19, 2023)

10.7	Employment Agreement between the Company and John W. Dorbin, Jr.*#

10.8	Inducement Stock Option Award Agreement dated as of October 16, 2023.+* (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed October 19, 2023)

10.9	Form of Inducement Stock Option Award Agreement.+* (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed October 19, 2023)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by SEC.

*	Represents a management contract or compensatory arrangement.

**	We have received confidentiality treatment for certain portions of this exhibit.

***	Certain marked information (indicated by “[***]” has been omitted as the registrant has determined it is both not material and is the type that the registrant customarily and actually treats as private or confidential.

****	Certain marked information has been omitted from this exhibit because it is both not material and would be competitively harmful if publicly disclosed.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DMK PHARMACEUTICALS CORPORATION

Date: November 14, 2023	By:	/s/ Ebrahim Versi
Ebrahim Versi
Chief Executive Officer

Date: November 14, 2023	By:	/s/ Seth A. Cohen
Seth A. Cohen
Chief Financial Officer